Form 10-Q
period 1995-01-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1995-03-09
CIK 808207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended January 31, 1995
                                   ----------------
                                       OR
[  ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from                  to     .
                                   ----------------    ----
                        Commission  file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                               36-3144515
    -------------------------------           ----------------------------
    (State or other jurisdiction of       (IRS Employer Identification Number)
     incorporation or organization)

       500 W. Madison, 32nd Floor
           Chicago, Illinois                             60661
    -------------------------------          ------------------------------
         (Address of principal                         (Zip Code)
           executive offices)


(Registrant's telephone number, including area code)   (312) 258-6000
                                                    ----------------------
  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      X     NO          .
    ----- ----    ---------

  At February 20, 1995 there were 27,139,737 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:  12
               ------
________________________________________________________________________________

                             SYSTEM SOFTWARE ASSOCIATES, INC.
                                          INDEX


                                                                           Page
                                                                            No.
Part I          Financial information

                Consolidated Balance Sheets --                              3-4
                  January 31, 1995 and October 31, 1994

                Consolidated Statements of Income --                         5
                  three months ended January 31, 1995 and 1994

                Consolidated Statements of Cash Flows --                     6
                  three months ended January 31, 1995 and 1994

                Notes to Consolidated Financial Statements                   7

                Management's Discussion and Analysis of                     8-10
                  Financial Condition and Results
                  of Operations

Part II         Other information                                            11

Signature Page                                                               12


                                    Page 2
________________________________________________________________________________

Part I -  Financial Information
Item 1 -  Financial Statements

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in millions)

                                                 January 31,         October 31,
                                                     1995                1994
                                                  ---------           ---------
                                                 (unaudited)
CURRENT ASSETS:

  Cash and equivalents..........................    $51.7               $60.2

  Accounts receivable, less allowance for
     doubtful accounts of $10.2 at January 31,
     1995 and October 31, 1994..................    139.4               153.0

  Deferred income taxes.........................      4.2                 4.5

  Prepaid expenses and other current assets.....     22.1                20.0
                                                  ---------           ---------
     Total current assets.......................    217.4               237.7
                                                  ---------           ---------
PROPERTY and EQUIPMENT:

  Data processing equipment.....................     27.7                27.5

  Furniture and office equipment................     13.0                12.9

  Leasehold improvements........................      8.0                 7.3

  Transportation equipment......................      3.4                 6.0
                                                  ---------           ---------
                                                     52.1                53.7
  Less - Accumulated depreciation and
     amortization...............................     27.0                26.1
                                                  ---------           ---------
     Total property and equipment...............     25.1                27.6
                                                  ---------           ---------
OTHER ASSETS:

  Software costs, less accumulated amortization
     of $29.5 and $26.2.........................     51.1                49.3

  Cost in excess of net assets of acquired
     businesses, less accumulated amortization
     of $4.8 and $4.3...........................     16.2                15.8

  Investments in associated companies...........      1.5                 1.5

  Miscellaneous.................................      1.3                 1.3
                                                  ---------           ---------
     Total other assets.........................     70.1                67.9
                                                  ---------           ---------
TOTAL ASSETS                                       $312.6              $333.2
                                                  =========           =========

The accompanying notes are an integral part of these financial statements.


                                    Page 3
________________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (in millions, except share data)

                                                 January 31,         October 31,
                                                     1995                1994
                                                  ---------           ---------
                                                (unaudited)
CURRENT LIABILITIES:

  Accrued commissions and royalties.............    $25.7               $27.2

  Accounts payable and other accrued liabilities     35.1                44.0

  Accrued compensation and related benefits.....     15.0                21.6

  Deferred revenue..............................     44.5                45.6

  Income taxes payable..........................      6.8                 6.6
                                                  ---------           ---------
     Total current liabilities..................    127.1               145.0
                                                  ---------           ---------
LONG-TERM OBLIGATIONS...........................     32.4                32.7
                                                  ---------           ---------
DEFERRED REVENUE................................     28.5                30.3
                                                  ---------           ---------
DEFERRED INCOME TAXES...........................      8.6                 8.6
                                                  ---------           ---------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..      1.9                 1.9
                                                  ---------           ---------
STOCKHOLDERS' EQUITY:

  Common Stock, $.0033 par value 60,000,000
     shares authorized, 27,127,000 and
     26,994,000 shares issued (net of treasury
     shares)....................................      0.1                 0.1

  Capital in excess of par value................     21.9                20.7

  Retained earnings.............................     95.8                97.2

  Cumulative translation adjustment.............     (1.2)               (0.8)
                                                  ---------           ---------
                                                    116.6               117.2
  Less-cost of common stock in treasury, 411,000
     shares.....................................      2.5                 2.5
                                                  ---------           ---------
     Total stockholders' equity.................    114.1               114.7
                                                  ---------           ---------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY......   $312.6              $333.2
                                                  =========           =========

The accompanying notes are an integral part of these financial statements.


                                    Page 4
________________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share data)
                                  (unaudited)

                                                        Three Months Ended
                                                           January 31,
                                                        ------------------
                                                     1995                1994
                                                  ---------           ---------
Revenues

  License fees..................................    $49.0               $45.4

  Client services and other.....................     28.4                21.0
                                                  ---------           ---------
     Total revenues.............................     77.4                66.4
                                                  ---------           ---------
Costs and expenses:

  Cost of license fees..........................     14.9                14.5

  Cost of client services and other.............     16.3                12.5

  Sales and marketing...........................     18.5                17.3

  Research and development......................      9.7                 6.8

  General and administrative....................     15.0                13.4
                                                  ---------           ---------
     Total costs and expenses...................     74.4                64.5
                                                  ---------           ---------
Operating income................................      3.0                 1.9

Non-operating income (expense), net.............     (0.1)               (0.2)
                                                  ---------           ---------
Income before income taxes and minority interest      2.9                 1.7

Provision for income taxes......................      1.1                 0.7
                                                  ---------           ---------
Income before minority interest.................      1.8                 1.0

Minority interest in net (income) loss of
  consolidated subsidiaries.....................      --                  0.2
                                                  ---------           ---------
Net income......................................     $1.8                $1.2
                                                  =========           =========
Earnings per share..............................     $0.07               $0.04
                                                  =========           =========
Dividends per share.............................     $0.12               $0.12
                                                  =========           =========
Weighted average common and equivalent shares
   outstanding..................................     27.4                27.3
                                                  =========           =========

The accompanying notes are an integral part of these financial statements.


                                    Page 5
________________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in millions, unaudited)

                                                         Three months ended
                                                            January 31,
                                                         ------------------

                                                       1995              1994
                                                     --------          --------

Cash Flows From Operating Activities:

Net income......................................       $1.8              $1.2

Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization of property and
     equipment..................................        2.0               1.7

  Amortization of other assets..................        3.8               2.3

  Provision for doubtful accounts...............        1.0               2.0

  Deferred income taxes.........................        0.3              (0.1)

  Deferred revenue..............................       (2.9)              0.1

  Change in operating assets and liabilities, net of acquisitions:

     Accounts receivable........................       11.2              10.8

     Prepaid expenses and other current assets..       (2.1)              0.6

     Accrued commissions and royalties..........       (1.3)             (2.2)

     Accounts payable and other accrued
       liabilities..............................       (6.9)             (3.6)

     Accrued compensation and related benefits..       (6.2)             (2.5)

     Income taxes payable.......................        0.2              (0.2)

     Other......................................        --                0.4
                                                    --------           --------
       Net cash provided by operating activities        0.9              10.5
                                                    --------           --------
Cash Flows From Investing Activities:

  Purchases of property and equipment...........       (0.8)             (1.4)

  Proceeds from sale of property and equipment..        1.4                --

  Software costs................................       (5.2)             (7.2)

  Acquisitions, net of cash acquired............       (0.8)               --
                                                    --------           --------
     Net cash used in investing activities......       (5.4)             (8.6)
                                                    --------           --------
Cash Flows From Financing Activities:

  Principal payments under financing obligations       (2.4)             (1.2)

  Proceeds from exercise of stock options......         1.2                --

  Dividends paid................................       (3.2)             (3.2)
                                                    --------           --------
     Net cash used in financing activities......       (4.4)             (4.4)
                                                    --------           --------
Effect of exchange rate changes on cash.........        0.4              (1.2)
                                                    --------           --------
     Net decrease in cash and equivalents.......       (8.5)             (3.7)

Cash and equivalents:

     Beginning of period........................       60.2              57.6
                                                    --------           --------
     End of period..............................      $51.7             $53.9
                                                    ========           ========

The accompanying notes are an integral part of these financial statements.


                                    Page 6
________________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 ---- Basis of Presentation

The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or "the Company"). Except for the consolidated balance sheet for the fiscal year ended October 31, 1994, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.


                                    Page 7
________________________________________________________________________________

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

             Comparison of the Three Months Ended January 31, 1995
                   to the Three Months Ended January 31, 1994
                  -------------------------------------------

Total revenues increased 17% to $77.4 million during the first quarter of 1995 over total revenues of $66.4 million recorded during the first quarter of 1994. The revenue increase was balanced geographically, with all regions reporting double-digit growth. Client Services revenue for the quarter was $28.4 million, an increase of 35% over the prior year, reflecting significant investments in skills and resources and improving productivity.

Cost of license fees as a percentage of related revenues was 30% for the first quarter of 1995, down from 32% for the corresponding prior year period. The decrease is primarily attributable to sales mix, reflecting a higher percentage of license fee revenue generated by SSA's direct sales organization in the first quarter of 1995 compared to the first quarter of 1994.

Cost of Client Services as a percentage of related revenues was 57% for the first quarter of 1995, compared to 60% during the corresponding prior year period. The three percentage point improvement reflects efficiencies gained from achieving critical mass in several geographic areas and improving productivity of Client Services professionals world-wide.

Sales and marketing expenses were $18.5 million during the first quarter of 1995, as compared to $17.3 million in 1994, an increase of 7%, directly in line with the growth in license fees.


                                    Page 8
________________________________________________________________________________

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Gross (total) research and development (R&D) expenditures increased 15% comparing the first quarter of 1994 with the first quarter of 1995. The increase supported the development and enhancement of new and existing products (including development of open-systems products in both periods) and is consistent with the Company's strategy of continuous improvement and expansion of its product line.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $5.2 million of software development costs in the first quarter of 1995 as compared to $6.2 million in the first quarter of 1994. The decrease in capitalized software is driven by a higher portion of R&D spending being made to support and maintain existing products. The capitalization rate dropped to 35% in the first quarter of 1995 versus 48% in the first quarter of 1994. The Company expects the rate to be at or near 35% for the remainder of 1995.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

- --------------------------------------------------------------------------------
                                         (in millions)
                                         Quarter Ended     Percentage
                                          January 31,        Change
- --------------------------------------------------------------------------------
                                                              1995
                                                             versus
                                         1995      1994       1994
- --------------------------------------------------------------------------------
       Gross R&D expenditures           $14.9     $13.0       15%
       Less amount capitalized           (5.2)     (6.2)     (16%)
- --------------------------------------------------------------------------------
       Net R&D costs                     $9.7      $6.8       43%
- --------------------------------------------------------------------------------


General and administrative expenses of $15.0 million increased $1.6 million, or 12%, over the prior year, largely outside of the United States, in support of the Company's worldwide growth.


                                    Page 9
________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents declined from $60.2 million at October 31, 1994 to $51.7 million at January 31, 1995, due largely to payment of the Company's annual dividend, which aggregated $3.2 million ($.12 per share) and the paydown of year-end accruals which reflect the relatively high activity in the fourth quarter.

Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future.


                                    Page 10
________________________________________________________________________________

Part II - Other Information

Item 1. Legal Proceedings                                        None

Item 2. Changes in Securities                                    None

Item 3. Defaults Upon Senior Securities                          None

Item 4. Submission of Matters to a Vote of Security Holders      None

Item 5. Other Information                                        None

Item 6. Exhibits and Reports on Form 8K                          None


                                    Page 11
________________________________________________________________________________

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   February 24, 1995
     ---------------------
                                       System Software Associates, Inc.

                                       /s/ Roger E. Covey
                                       ----------------------------------------
                                       Roger E. Covey
                                       Chairman and
                                       Chief Executive Officer



                                       /s/ Joseph J. Skadra
                                       ----------------------------------------
                                       Joseph J. Skadra
                                       Chief Financial Officer


                                    Page 12