Form 10-Q
period 1995-04-30
SYSTEM SOFTWARE ASSOCIATES INC
filed 1995-05-31
CIK 808207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the quarterly period ended April 30, 1995
                                  --------------

                                       OR

[ ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                  to   .
                                  ----------------    -

                        Commission  file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  36-3144515
   -------------------------------       -------------------------------------
   (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation or organization)

       500 W. Madison, 32nd Floor
           Chicago, Illinois                              60661
   -----------------------------------   -------------------------------------
        (Address of principal                           (Zip Code)
          executive offices)

(Registrant's telephone number, including area code)     (312) 258-6000
                                                    -----------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X      NO           .
     --------       -------

  At May 18, 1995 there were 27,381,525 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:  13
                =====
_______________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX

                                                                       Page No.
Part I       Financial information

             Consolidated Balance Sheets -                                3-4
               April 30, 1995 and October 31, 1994

             Consolidated Statements of Income -                           5
               three and six months ended April 30, 1995 and 1994

             Consolidated Statements of Cash Flows -                       6
               six months ended April 30, 1995 and 1994

             Notes to Consolidated Financial Statements                    7

             Management's Discussion and Analysis of Financial            8-11
               Condition and Results of Operations

Part II      Other information                                             12

Signature Page                                                             13

                                     Page 2
_______________________________________________________________________________

Part I -   Financial Information
Item 1-   Financial Statements


                        SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in millions)

                                                April 30,       October 31,
                                                  1995             1994
                                                ---------       ---------
                                               (unaudited)

CURRENT ASSETS:

  Cash and equivalents.....................      $50.2            $60.2

  Accounts receivable, less allowance for
      doubtful accounts of $10.2 at April 30,
      1995 and October 31, 1994.............     143.3            153.0

  Deferred income taxes....................        4.0              4.5

  Prepaid expenses and other current assets       25.3             20.0
                                                ---------       ---------

      Total current assets..................     222.8            237.7
                                                ---------       ---------

PROPERTY AND EQUIPMENT:

  Data processing equipment................       28.6             27.5

  Furniture and office equipment...........       13.1             12.9

  Leasehold improvements...................        8.0              7.3

  Transportation equipment.................        3.2              6.0
                                                ---------       ---------

                                                  52.9             53.7

      Less - Accumulated depreciation and
        amortization.......................       28.9             26.1
                                                ---------       ---------
      Total property and equipment..........      24.0             27.6
                                                ---------       ---------
OTHER ASSETS:

    Software costs, less accumulated
      amortization of $33.1 and $26.2........     52.8             49.3

    Cost in excess of net assets of acquired
      businesses, less accumulated
      amortization of $5.1 and $4.3..........     16.2             15.8

    Investments in associated companies......      1.5              1.5

    Miscellaneous............................      1.5              1.3
                                                ---------       ---------
      Total other assets.....................     72.0             67.9
                                                ---------       ---------
TOTAL ASSETS.................................   $318.8           $333.2
                                                =========       =========

The accompanying notes are an integral part of these financial statements.

                                     Page 3
_______________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (in millions)

                                                April 30,      October 31,
                                                  1995            1994
                                                --------        --------
                                               (unaudited)

CURRENT LIABILITIES:

  Accrued commissions and royalties........      $25.9            $27.2

  Accounts payable and other accrued
      liabilities...........................      36.8             44.0

  Accrued compensation and related benefits       15.0             21.6

  Deferred revenue.........................       42.9             45.6

  Income taxes payable.....................        6.7              6.6
                                                ---------       ---------
      Total current liabilities.............     127.3            145.0
                                                ---------       ---------
LONG-TERM OBLIGATIONS.......................      32.1             32.7
                                                ---------       ---------
DEFERRED REVENUE............................      29.8             30.3
                                                ---------       ---------
DEFERRED INCOME TAXES.......................       8.6              8.6
                                                ---------       ---------
MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES................................       1.0              1.9
                                                ---------       ---------
STOCKHOLDERS' EQUITY:

  Common Stock, $.0033 par value 60,000,000
      shares authorized, 27,233,000 and
      26,994,000 shares issued   (net of
      treasury shares)......................       0.1              0.1

  Capital in excess of par value...........       23.1             20.7

  Retained earnings........................      100.0             97.2

  Cumulative translation adjustment........       (0.7)            (0.8)
                                                ---------       ---------
                                                 122.5            117.2
  Less-cost of common stock in treasury,
      411,000 shares......................         2.5              2.5
                                                ---------       ---------
      Total stockholders' equity............     120.0            114.7
                                                ---------       ---------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY..    $318.8           $333.2
                                                =========       =========

The accompanying notes are an integral part of these financial statements.

                                     Page 4
_______________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share data)
                                  (unaudited)


                                            ---------------     ---------------
                                             Three Months         Six Months
                                                Ended               Ended
                                               April 30,           April 30,
                                            ---------------     ---------------
                                             1995      1994      1995     1994
                                            -----     -----     -----     -----
Revenues:

  License fees .......................      $52.1     $49.2    $101.1    $94.6

  Client services and other...........       32.2      22.8      60.6     43.8
                                             -----     -----     -----    -----
      Total revenues..................       84.3      72.0     161.7    138.4
                                             -----     -----     -----    -----
Costs and expenses:

  Cost of license fees................       16.0      11.6      30.9     26.1

  Cost of client services and other...       18.7      13.3      35.0     25.8

  Sales and marketing.................       19.6      21.6      38.1     38.9

  Research and development............        9.3       7.7      19.0     14.5

  General and administrative..........       14.3      13.9      29.3     27.3
                                             -----     -----     -----    -----
      Total costs and expenses........       77.9      68.1     152.3    132.6
                                             -----     -----     -----    -----
Operating income......................        6.4       3.9       9.4      5.8

Non-operating income (expense), net...        0.1      (0.1)       --     (0.3)
                                             -----     -----     -----    -----
Income before income taxes and
  minority interest...................        6.5       3.8       9.4      5.5

Provision for income taxes............        2.2       1.4       3.3      2.1
                                             -----     -----     -----    -----
Income before minority interest.......        4.3       2.4       6.1      3.4

Minority interest.....................       (0.1)      0.2      (0.1)     0.4
                                             -----     -----     -----    -----
Net income............................       $4.2      $2.6      $6.0     $3.8
                                             =====     =====     =====    =====
Earnings per share....................       $0.15     $0.10     $0.22    $0.14
                                             =====     =====     =====    =====
Dividends per share...................         --        --      $0.12    $0.12
                                             =====     =====     =====    =====
Weighted average common and equivalent
  shares outstanding..................       27.9      27.0      27.7     27.1
                                             =====     =====     =====    =====

The accompanying notes are an integral part of these financial statements.

                                     Page 5
_______________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in millions, unaudited)

                                                             Six months ended
                                                                 April 30,
                                                            -------------------
                                                             1995        1994
                                                            ------      ------
Cash Flows From Operating Activities:

Net income...........................................        $6.0        $3.8

Adjustments to reconcile net income to net cash from operating activities:

  Depreciation and amortization of                            4.1         3.6
      property and equipment.........................

  Amortization of other assets......................          7.7         4.7

  Provision for doubtful accounts...................          1.0         3.5

  Deferred income taxes.............................          0.5         --

  Deferred revenue..................................         (3.2)        1.0

  Minority Interest.................................          0.1         --

  Changes in operating assets and liabilities, net of acquisitions:

      Accounts receivable............................        10.1         4.0

      Prepaid expenses and other current assets......        (5.5)        1.9

      Accrued commissions and royalties..............        (1.4)       (4.9)

      Accounts payable and other accrued liabilities.        (6.0)       (1.5)

      Accrued compensation and other related benefits        (6.6)       (2.5)

      Income taxes payable...........................        (0.3)        0.2

      Other..........................................         0.1        (0.6)
                                                            ------      ------
        Net cash provided by operating activities...          6.6        13.2
                                                            ------      ------
Cash Flows From Investing Activities:

  Purchases of property and equipment...............         (1.6)       (6.6)

  Proceeds from sale of property and equipment......          1.4         --

  Software costs....................................        (10.5)      (15.0)

  Acquisitions, net of cash acquired................         (0.8)        --

  Other.............................................          --         (0.2)
                                                            ------      ------
      Net cash used in investing activities..........       (11.5)      (21.8)
                                                            ------      ------
Cash Flows From Financing Activities:

  Principal payments under long-term obligations....         (2.7)       (1.8)

  Proceeds from exercise of stock options...........          2.4         --

  Dividends paid....................................         (3.2)       (3.2)
                                                            ------      ------
      Net cash used in financing activities..........        (3.5)       (5.0)
                                                            ------      ------
Effect of exchange rate changes on cash..............        (1.6)       (1.4)
                                                            ------      ------
      Net decrease in cash and equivalents...........       (10.0)      (15.0)

Cash and equivalents:

      Beginning of period............................        60.2        57.6
                                                            ------      ------
      End of period..................................       $50.2       $42.6
                                                            ======      ======

The accompanying notes are an integral part of these financial statements.

                                     Page 6
_______________________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Basis of Presentation

The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or "the Company"). Except for the consolidated balance sheet for the fiscal year ended October 31,1994, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1994.

                                     Page 7
_______________________________________________________________________________

Item 2 -Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

              Comparison of the Three Months Ended April 30, 1995
                    to the Three Months Ended April 30, 1994
                    ----------------------------------------

Total revenues increased 17% to $84.3 million during the second quarter of 1995 over total revenues of $72.0 million recorded during the second quarter of 1994. The revenue increase was generally balanced worldwide but included particularly strong results in North America and in the Asia-Pacific region. Client Services revenue for the quarter was $32.2 million, an increase of 41% over the prior year, reflecting significant investments in skills and resources and improving productivity. Shipments of BPCS Unix Client/Server software commenced on March 31, 1995.

Cost of license fees as a percentage of related revenues was 31% for the second quarter of 1995, an increase when compared to 24% for the same period of the prior year. The increase is due primarily to higher software amortization costs as well as a strong performance in license fee revenues generated by SSA's Affiliate organization during the second quarter of 1995.

Cost of Client Services as a percentage of related revenues was 58% for both the second quarters of 1995 and 1994.

Sales and marketing expenses were $19.6 million during the second quarter of 1995, as compared to $21.6 million in 1994, a reduction of 9% due mainly to programs to reduce fixed expenses begun early in FY 1995.

                                     Page 8
_______________________________________________________________________________

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Gross (total) research and development (R&D) expenditures decreased 7% in the second quarter of 1995 from the second quarter of 1994. The decrease was attributable to the Company's expense reduction programs begun early in 1995 which impacted R&D favorably by replacing contracted technical personnel with employed technical personnel.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $5.1 million of software development costs in the second quarter of 1995 as compared to $7.8 million in the second quarter of 1994. The decrease in capitalized software is driven by a higher portion of R&D spending being made to support and maintain existing products. The capitalization rate was 35% in the second quarter of 1995 versus 50% in the second quarter of 1994. The Company expects the rate to be at or near 35% for the remainder of 1995.

The following table sets forth R&D expenditures and related capitalized amounts for the second quarter of 1995 and 1994.

                                      (in millions)          Percentage
                                 Quarter Ended April 30,       Change
                                 -----------------------     ----------
                                                              1995 vs.
                                    1995         1994           1994
                                    -----        -----         ------

      Gross R&D expenditures       $14.4        $15.5           (7)%
      Less amount capitalized       (5.1)        (7.8)         (35)%
                                    -----        -----         -----
      Net R&D costs                 $9.3         $7.7            21%
                                    -----        -----         -----


General and administrative expenses of $14.3 million increased $400 thousand or 3% over the prior year, largely outside of the United States, in support of the Company's worldwide growth.

                                     Page 9
_______________________________________________________________________________

Management's Discussion and Analysis of Financial Condition and Results of
Operations     (continued)

               Comparison of the Six Months Ended April 30, 1995
                     to the Six Months Ended April 30, 1994
                     --------------------------------------

The principal variations for the six months ended April 30, 1995, when supplemented with the following comments, are relatively consistent with the discussion of the second quarter results.

Total revenues increased 17% to $161.7 million for the first six months of 1995 over total revenues of $138.4 million recorded during the first six months of 1994. The revenue increase was attributable to higher license fees and continued growth in the Company's global client services business, which was up 38% compared to the prior period.

The following table sets forth R&D expenditures and related capitalized amounts for the first six months of 1995 and 1994.

                                     (in millions)           Percentage
                                Six Months Ended April 30,     Change
                                -----------------------      ----------
                                                              1995 vs.
                                    1995         1994           1994
                                   -----         -----         ------

      Gross R&D expenditures       $29.3        $28.5             3%
      Less amount capitalized      (10.3)       (14.0)         (26)%
                                   -----        -----          -----
      Net R&D costs                $19.0        $14.5            31%
                                   -----        -----          -----

                                     Page 10
_______________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents declined to $50.2 million from $60.2 million during the first six months of 1995. The decline was less than management expected for the period. Material factors which contributed to the decline included the payment of significant year-end accruals and the Company's annual dividend.

In April of 1995, the Company acquired the remaining 15% minority interest in its Australian subsidiary. Additionally, the Company acquired a software product and an additional 9% interest from one of its affiliates, SSA North Central. Through a stock-for stock transaction, the Company combined with one of its affiliates, Priority Systems, Inc. in May of 1995. All of the acquisitions were completed as part of the Company's continuing effort to further control, support and enhance its domestic and international sales coverage.

Management anticipates that cash generated from operations together with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future.

                                     Page 11
_______________________________________________________________________________
Part II - Other Information

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

Item 3. Defaults Upon Senior Securities                            None

Item 4. Submission of Matters to a Vote of Security Holders        None

Item 5. Other Information                                          None

Item 6. Exhibits and Reports on Form 8K                            None

                                     Page 12
_______________________________________________________________________________

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   May 26, 1995
     -----------------

                                      System Software Associates, Inc.

                                      /s/ Roger E. Covey
                                      -----------------------------------

                                      Roger E. Covey
                                      Chairman and
                                      Chief Executive Officer


                                      /s/ Joseph J. Skadra
                                      ------------------------------------

                                      Joseph J. Skadra
                                      Chief Financial Officer


                                     Page 13