Form 10-Q
period 1995-07-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1995-08-29
CIK 808207

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[x ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
   For the quarterly period ended July 31, 1995
                                  -------------

                                       OR

[ ]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from                  to   .
                                  ----------------    -

                        Commission  file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
                (Exact name of registrant as specified in its charter)

             Delaware                                    36-3144515
   -------------------------------         ------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification Number)
     incorporation or organization)

       500 W. Madison, 32nd Floor
            Chicago, Illinois                               60661
   -----------------------------------     ------------------------------------
         (Address of principal                            (Zip Code)
           executive offices)

(Registrant's telephone number, including area code)     (312) 258-6000
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

  At August 15, 1995 there were 27,458,763 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:  13
                =====
________________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX

                                                                       Page No.
Part I       Financial information

             Consolidated Balance Sheets -                                3-4
               July 31, 1995 and October 31, 1994

             Consolidated Statements of Income -                           5
               three and nine months ended July 31, 1995 and 1994

             Consolidated Statements of Cash Flows -                       6
               nine months ended July 31, 1995 and 1994

             Notes to Consolidated Financial Statements                    7

             Management's Discussion and Analysis of Financial           8-11
               Condition and Results of Operations

Part II      Other information                                            12

Signature Page                                                            13

                                    Page 2
________________________________________________________________________________

Part I -   Financial Information
Item 1 -   Financial Statements


                        SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in millions)

                                                July 31,        October 31,
                                                  1995             1994
                                                ---------       ---------
                                               (unaudited)

CURRENT ASSETS:

  Cash and equivalents......................      $48.5            $60.2

  Accounts receivable, less allowance for
     doubtful accounts of $10.2 at July 31,
     1995 and October 31, 1994..............      153.3            153.0

  Deferred income taxes.....................        4.6              4.5

  Prepaid expenses and other current assets        24.5             20.0
                                                ---------       ---------
      Total current assets..................      230.9            237.7
                                                ---------       ---------
PROPERTY AND EQUIPMENT:

  Data processing equipment.................       29.1             27.5

  Furniture and office equipment............       13.6             12.9

  Leasehold improvements....................        8.1              7.3

  Transportation equipment..................        3.0              6.0
                                                ---------       ---------
                                                   53.8             53.7
      Less - Accumulated depreciation and
        amortization........................       30.2             26.1
                                                ---------       ---------

     Total property and equipment...........       23.6             27.6
                                                ---------       ---------
OTHER ASSETS:

    Software costs, less accumulated
      amortization of $36.7 and $26.2.......       55.7             49.3

    Cost in excess of net assets of acquired
      businesses, less accumulated
      amortization of $5.1 and $4.3.........       14.2             15.8

    Investments in associated companies.....        7.2              1.5

    Non-current receivables and other.......       13.7              1.3
                                                ---------       ---------
      Total other assets....................       90.8             67.9
                                                ---------       ---------
TOTAL ASSETS................................     $345.3           $333.2
                                                =========       =========

The accompanying notes are an integral part of these financial statements.

                                    Page 3
________________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                 (in millions)

                                                July 31,       October 31,
                                                  1995            1994
                                                --------        --------
                                               (unaudited)

CURRENT LIABILITIES:

  Accrued commissions and royalties.........      $30.4            $27.2

  Accounts payable and other accrued
     liabilities............................       42.3             44.0

  Accrued compensation and related benefits        15.1             21.6

  Deferred revenue..........................       39.5             45.6

  Income taxes payable......................       14.1              6.6
                                                ---------       ---------
      Total current liabilities.............      141.4            145.0
                                                ---------       ---------
LONG-TERM OBLIGATIONS.......................       34.6             32.7
                                                ---------       ---------
DEFERRED REVENUE............................       28.9             30.3
                                                ---------       ---------
DEFERRED INCOME TAXES.......................        6.1              8.6
                                                ---------       ---------
MINORITY INTEREST IN CONSOLIDATED
SUBSIDIARIES................................        1.1              1.9
                                                ---------       ---------
STOCKHOLDERS' EQUITY:

  Common Stock, $.0033 par value 60,000,000
     shares authorized, 27,457,000 and
     26,994,000 shares issued   (net of
     treasury shares).......................        0.1              0.1

  Capital in excess of par value............       24.0             20.7

  Retained earnings.........................      111.2             97.2

  Cumulative translation adjustment.........       (0.5)            (0.8)
                                                ---------       ---------
                                                  134.8            117.2
  Less-cost of common stock in treasury,
      271,000 and 411,000 shares............        1.6              2.5
                                                ---------       ---------
      Total stockholders' equity............      133.2            114.7
                                                ---------       ---------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY..     $345.3           $333.2
                                                =========       =========

The accompanying notes are an integral part of these financial statements.

                                    Page 4
________________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                      (in millions, except per share data)
                                  (unaudited)


                                            ---------------     ---------------
                                             Three Months         Nine Months
                                                Ended               Ended
                                               July 31,            July 31,
                                            ---------------     ---------------
                                             1995      1994      1995     1994
                                            ------    ------   ------    ------
Revenues:

  License fees .......................      $72.3     $63.1    $173.4   $157.7

  Client services and other...........       32.7      23.1      93.3     66.9
                                            ------    ------    ------   ------
     Total revenues...................      105.0      86.2     266.7    224.6
                                            ------    ------    ------   ------
Costs and expenses:

  Cost of license fees................       21.0      18.0      51.9     44.1

  Cost of client services and other...       21.3      13.8      56.3     39.6

  Sales and marketing.................       20.7      24.2      58.8     63.1

  Research and development............       10.0       8.4      29.0     22.9

  General and administrative..........       14.6      13.6      43.9     40.9
                                            ------    ------    ------   ------
     Total costs and expenses.........       87.6      78.0     239.9    210.6
                                            ------    ------    ------   ------
Operating income......................       17.4       8.2      26.8     14.0

Non-operating income (expense), net...       (0.1)     (0.1)     (0.1)    (0.4)
                                            ------    ------    ------   ------
Income before income taxes and
  minority interest...................       17.3       8.1      26.7     13.6

Provision for income taxes............        6.1       2.8       9.4      4.9
                                            ------    ------    ------   ------
Income before minority interest.......       11.2       5.3      17.3      8.7

Minority interest.....................        ---       0.1      (0.1)     0.5
                                            ------    ------    ------   ------
Net income............................      $11.2      $5.4     $17.2     $9.2
                                            ======    ======    ======   ======
Earnings per share....................       $0.40     $0.20     $0.62    $0.34
                                            ======    ======    ======   ======
Dividends per share...................        ---       ---      $0.12    $0.12
                                            ======    ======    ======   ======
Weighted average common and equivalent
   shares outstanding.................        28.0      27.0      27.8     27.0
                                            ======    ======    ======   ======

The accompanying notes are an integral part of these financial statements.

                                    Page 5
________________________________________________________________________________

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in millions, unaudited)

                                                             Nine months ended
                                                                 July 31,
                                                            -------------------
                                                             1995        1994
                                                            ------      ------
Cash Flows From Operating Activities:

Net income...........................................       $17.2        $9.2

Adjustments to reconcile net income to net cash from operating activities:

  Depreciation and amortization of                            5.9         6.0
     property and equipment..........................

  Amortization of other assets.......................        12.0         7.5

  Provision for doubtful accounts....................         1.0         3.7

  Deferred income taxes..............................        (2.6)       (0.1)

  Deferred revenue...................................        (7.5)        5.1

  Minority Interest..................................         0.1         --

  Changes in operating assets and liabilities, net of acquisitions:

     Accounts receivable.............................        (0.4)      (10.2)

     Prepaid expenses and other current assets.......        (3.7)        3.3

     Accrued commissions and royalties...............         3.2        (3.6)

     Accounts payable and other accrued liabilities..        (3.8)        2.5

     Accrued compensation and other related benefits         (6.5)       (1.5)

     Income taxes payable............................         7.5         2.4

     Non-current receivables and other...............        (7.4)       (0.7)
                                                            ------      ------
       Net cash provided by operating activities.....        15.0        23.6
                                                            ------      ------
Cash Flows From Investing Activities:

  Purchases of property and equipment................        (3.0)      (11.0)

  Proceeds from sale of property and equipment.......         1.7         --

  Software costs.....................................       (17.9)      (23.8)

  Acquisitions, net of cash acquired.................        (3.8)       (1.6)

  Other..............................................         --         (0.2)
                                                            ------      ------
     Net cash used in investing activities...........       (23.0)      (36.6)
                                                            ------      ------
Cash Flows From Financing Activities:

  Principal payments under long-term obligations.....        (3.1)       (3.4)

  Proceeds from exercise of stock options............         3.3         0.1

  Dividends paid.....................................        (3.2)       (3.2)
                                                            ------      ------
     Net cash used in financing activities...........        (3.0)       (6.5)
                                                            ------      ------
Effect of exchange rate changes on cash..............        (0.7)       (2.2)
                                                            ------      ------
     Net decrease in cash and equivalents............       (11.7)      (21.7)

Cash and equivalents:

     Beginning of period.............................        60.2        57.6
                                                            ------      ------
     End of period...................................       $48.5       $35.9
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

RESULTS OF OPERATIONS

               Comparison of the Three Months Ended July 31, 1995
                    to the Three Months Ended July 31, 1994
                    ---------------------------------------

Total revenues increased 22% to $105.0 million during the third quarter of 1995 over total revenues of $86.2 million recorded during the third quarter of 1994. The revenue increase was generally balanced worldwide but included particularly strong results in Europe and in the Latin America region. Client Services revenue for the quarter was $32.7 million, an increase of 42% over the prior year, reflecting significant investments in skills and resources and improving productivity. Revenues related to BPCS Unix Client/Server software approximated 28% of the quarter's license fee revenues.

Cost of license fees as a percentage of related revenues was 29% for both the third quarters of 1995 and 1994 despite higher software amortization costs recorded during the third quarter of 1995.

Cost of Client Services as a percentage of related revenues was 65% for the third quarter of 1995, an increase when compared to 60% for the same quarter last year. The increase was due primarily to the costs of training and education provided to client services professionals and SSA's affiliate partners relating to new products.

Sales and marketing expenses were $20.7 million during the third quarter of 1995, as compared to $24.2 million in 1994, a reduction of 14% due mainly to programs to reduce fixed expenses begun early in FY 1995.

                                    Page 8
________________________________________________________________________________

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Gross (total) research and development (R&D) expenditures decreased 9% in the third quarter of 1995 when compared to the third quarter of 1994. The decrease was attributable to the Company's expense reduction programs begun early in 1995 which impacted R&D favorably by replacing contracted technical personnel with employed technical personnel.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $5.3 million of software development costs in the third quarter of 1995 as compared to $8.4 million in the third quarter of 1994. The decrease in capitalized software is driven by a higher portion of R&D spending being made to support and maintain existing products. The capitalization rate was 35% in the third quarter of 1995 versus 50% in the third quarter of 1994. The Company expects the rate to be at or near 35% for the remainder of 1995.

The following table sets forth R&D expenditures and related capitalized amounts for the third quarter of 1995 and 1994.

                                (in millions)         Percentage
                           Quarter Ended July 31,       Change
                           -----------------------    ----------
                                                       1995 vs.
                              1995         1994          1994
                             -----         -----        ------

Gross R&D expenditures       $15.3        $16.8           (9)%
Less amount capitalized       (5.3)        (8.4)         (37)%
                             -----         -----         -----
Net R&D costs                $10.0         $8.4            19%
                             -----         -----         -----


General and administrative expenses of $14.6 million increasing $1.0 million or 7% over the prior year, in support of the Company's worldwide growth.

                                    Page 9
________________________________________________________________________________

Management's Discussion and Analysis of Financial Condition and Results of
Operations     (continued)

               Comparison of the Nine Months Ended July 31, 1995
                     to the Nine Months Ended July 31, 1994
                     --------------------------------------


The principal variations for the nine months ended July 31, 1995, when supplemented with the following comments, are relatively consistent with the discussion of the third quarter results.

Total revenues increased 19% to $266.7 million for the first nine months of 1995 over total revenues of $224.6 million recorded during the first nine months of 1994. The revenue increase was attributable to higher license fees and continued growth in the Company's global client services business, which was up 39% compared to the prior period.

The following table sets forth R&D expenditures and related capitalized amounts for the first nine months of 1995 and 1994.

                               (in millions)          Percentage
                         Nine Months Ended July 31,     Change
                          -----------------------     ----------
                                                       1995 vs.
                             1995          1994          1994
                             -----        -----         ------

Gross R&D expenditures      $44.6         $45.3           (2)%

Less amount capitalized     (15.6)        (22.4)         (30)%
                             -----        -----          -----
Net R&D costs               $29.0         $22.9            27%
                             -----        -----          -----

                                    Page 10
________________________________________________________________________________

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents declined from $60.2 million at October 31, 1994 to $48.5 million at July 31, 1995. The decline was less than management expected for the period. Funds were used primarily for the Company's annual dividend, payment of significant year-end accruals, and investments to enhance products and market coverage.

During the third quarter, the Company acquired 10% of its affiliate, SSA Northwest as well as the BPCS division of its California affiliate, Exigent Computer Group. Through a stock-for-stock transaction, the Company combined with one of its affiliates, SSA Northeast. Additionally, the Company acquired several software products which were previously licensed.

In July, the Company entered into a strategic alliance relationship with Harbinger Corporation ("Harbinger") pursuant to which the Company sold its EDI software assets to Harbinger and was licensed by Harbinger to market and sell AS/400, Unix and PC-based EDI software products (There was no gain or loss recognized on the sale). Minimum royalties amounting to $1.4M and $5.7M will be paid by the Company to Harbinger during the remainder of calendar year 1995 and calendar 1996 respectively. The Company received as consideration 550,000 shares of Harbinger Common Stock and 4,000,000 shares of Harbinger Zero Coupon Preferred Stock. The Zero Coupon Preferred Stock vests at the rate of up to 1,000,000 shares per year beginning in 1997 based upon achieving certain performance targets, and must be redeemed by the Company upon vesting for cash of $1.00 per share or, at the option of the Company an equal amount of Harbinger Common Stock. In August, the Company purchased an additional 450,000 shares of Harbinger Common Stock.

In June 1995, the Company increased its bank credit lines to $50M from $20M. This added capacity is in line with the Company's overall growth.

Management anticipates that cash generated from operations together with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future.

                                    Page 11
________________________________________________________________________________

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

Item 3. Defaults Upon Senior Securities                            None

Item 4. Submission of Matters to a Vote of Security Holders        None

Item 5. Other Information                                          None

Item 6. Exhibits and Reports on Form 8K                            None

                                    Page 12
________________________________________________________________________________

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date   August 25, 1995
     ---------------------

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