Form 10-K
period 1995-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1996-01-16
CIK 808207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended October 31, 1995
                                      OR
   [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from            to
                        COMMISSION FILE NUMBER 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.

                               ----------------

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3144515
               --------                              ----------
     (STATE OR OTHER JURISDICTION                   (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

      500 W. MADISON, 32ND FLOOR
           CHICAGO, ILLINOIS                            60661
           -----------------                         ----------
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 258-6000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                TITLE OF CLASS
                   Common Stock, par value $0.0033 per Share

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No    .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on January 12, 1996, was $577,085,999.

  At January 12, 1996, 42,153,887 shares of the registrant's Common Stock were outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement for the annual meeting of stockholders to be held on March 12, 1996, expected to be filed with the Commission February 9, 1996, is incorporated by reference into Part III of this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  System Software Associates, Inc. (the "Company" or "SSA") is a leading provider of cost-effective business enterprise information systems to the industrial sector worldwide. SSA's integrated product line BPCS (Business Planning and Control System) Client/Server provides business process re-engineering and integration of all operations, including multi-mode manufacturing processes, configurable supply chain management, and global financial solutions. SSA's object-oriented interoperable tool set allows the production of platform independent client/server applications. The Company supports its clients primarily through a worldwide network of branch offices. The Company markets, sells and services its products to intermediate size and large companies through its own sales organization and a network of more than 90 independent software companies (the "Affiliates"). To date, SSA has licensed approximately 100,000 software products in over 10,000 installations.

THE BPCS PRODUCT LINE

  SSA's BPCS Client/Server product line consists of over 40 integrated products designed for manufacturing, distribution, financial, electronic data interchange, and toolset applications. Historically, the Company's software was primarily designed to run on IBM(TM) Application System/400 (AS/400(TM)) computers. In the quarter ended April 30, 1995, the Company began shipping a Unix version of BPCS designed for the IBM RS/6000 and the Hewlett-Packard HP 9000 platforms.

  The following products currently comprise the BPCS Client/Server product line:

 Manufacturing Products

  Master Production Scheduling (MPS)--identifies future production and procurement actions which need to be taken in response to customer demand as well as day-to-day events, and ties overall business planning to detail operations.

  Material Requirements Planning (MRP)--identifies future production and procurement actions that are needed in response to day-to-day events, and ties overall business planning to detail operations.

  Capacity Planning (CAP)--allows production control to identify potential capacity bottlenecks and backlog problems so that adjustments can be made.

  Just in Time (JIT)--provides support for "just-in-time" and repetitive manufacturing techniques and support for make-to-schedule activities of process manufacturers.

  Manufacturing Data Management (MDM)--allows the definition and use of product structure and routing information for a wide variety of planning and costing needs.

  Advanced Process Industries (API)--contains features and functions essential to many process industry companies, including lot level potency, batch balancing, physical versus theoretical quantities, container control and tracking, campaign planning, reverse balancing, full notes subsystems, lot tracking and traceability.

  Configuration Management (CMS)--automates the configuration and order-entry processes that are executed relative to a customer request for a make-to-specification product.

  Shop Floor Control (SFC)--provides current status of jobs, work-in-process and production activity to permit performance evaluation, detailed planning and scheduling.

  Quality Management System (QMS)--implements quality assurance and quality control functions; integrated with production, procurement and inventory control.

  Laboratory Management Systems (LMS)--provides enhanced capabilities to support the special requirements of quality assurance laboratories, including calculation of test results from multiple readings, laboratory equipment interface software, stability testing and laboratory resource planning.

  IWS Planner's Assistant (PLN)--distributed database client/server application which supports planners who handle master production schedules and material requirements plans.

  CIMPath(TM) (CIM)--allows for automatic data collection and updates from the plant floor or distribution center through a variety of scanners, magnetic card readers, hand held devices, voice input, scales and other devices.

  Multi-Facility Support (MFS)--allows configuration of BPCS applications and transmission of operational data across a network of server computers; supports centralized and decentralized operating functions.

  IWS Formulation Assistant (FRM)--distributed database client/server application to support chemists, laboratory managers and process engineers in the graphical definition of product and process formulations.

  Work Order Scheduling and Control (WSC)--automates the maintenance management information chain to ensure effective utilization, coordination and tracking of resources.

  Equipment Tracking (MST)--provides an extensive database describing all facets of plant and facility equipment including location and utilization history.

  Preventive Maintenance Tracking (PMC)--identifies and monitors preventive maintenance activities for maintenance-worthy items.

  Component Tracking (CRH)--a subset of the equipment hierarchy, synchronized with the equipment database that allows for identification of chronic repair problems and repair or replacement analysis for equipment components.

  Maintenance Cost Tracking (MCT)--a tool designed to track repair and maintenance for total maintenance cost analysis and management.

  Warranty Claims Tracking (WTS)--maximizes all warranty reimbursements by providing a comprehensive administrative system designed to provide positive control of all items covered by manufacturer and vendor warranties.

  MRO Parts Management (MPM)--provides comprehensive system designed to meet or exceed the requirements of purchasing and inventory control, minimizing the effort required to obtain positive control of purchasing inventory, maintenance and accounting functions.

 Supply Chain Management Products

  Customer Order Processing (ORD)--processes entry and fulfillment of customer orders; through automatic pricing and inventory allocation, decreases order fulfillment cycle times, reduces back orders and provides information for production and accounting projections; prints customer acknowledgments and shipping documents.

  Inventory Management (INV)--allows users to obtain information for planning and control of finished goods, work-in-process and raw material inventory and provides summary and detail analysis on demand for both accounting and production control purposes.

  Warehouse Management System (WHM)--automates the warehouse distribution process, from receiving and putaway to picking and deployment.

  Distribution Resources Planning (DRP)--identifies demand on distribution centers and resulting impact on resupply facilities and presents transportation loading and scheduling information.

  Billing and Sales Analysis (BIL)--allows customer orders to be billed after shipment, with invoices printed and inventory, sales and accounting information maintained automatically.

  Forecasting (FOR)--provides for statistical forecasts of future customer sales.

  Purchasing (PUR)--links planning, requisitioning, receiving and inspection to inventory stocks to permit evaluation of vendors and purchasing performance; prints purchase orders and receiving documents.

  Promotions and Deals (PRO)--provides advanced functions for the management of marketing promotion programs. The impact of sophisticated promotions is reflected throughout BPCS from customer order processing through sales analysis, accounts receivable and general ledger.

  Sales Performance Management (SPM)--sales management tool, combines sales and order data with budget and planning information.

  User Performance Measurement (PRF)--provides feedback and accountability in several key management areas to allow executives to monitor performance of their business against plan.

  Release Management (RCS)--handles contracts, blanket orders, cumulative quantities, daily adjustments, and delivery sequence schedules.

 Financial Products

  Configurable Ledger (CLD)--provides user-defined financial reporting, allows for accumulation of financial information to support the accounting function and allows analysis of information for management decision-making.

  Accounts Payable (ACP)--provides for the control and processing of payables information.

  Accounts Receivable (ACR)--collects and disseminates cash flow information aimed at accelerating collection, assessing credit and reducing bad debt.

  Advanced Remittance Processing (ARP)--automatically applies receipts to invoices for bank "lockbox" processing, posts payments against invoices, reconciles payments to invoices.

  Credit and Deductions Management (CDM)--evaluates customer credit status to help credit and sales managers review customer credit-worthiness.

  Multiple Currencies (MLT)--provides multiple currency operations for the financial, purchasing, order processing, billing and sales applications.

  Configurable Currency Translation (CCT)--allows consolidation, reporting and analysis of multiple currency financial data.

  Enterprise Structures and Consolidations (ENT)--allows for extensive reporting and analysis of operating results, as well as consolidation features.

  Advanced Budgeting and Analysis (CBA)--allows users to perform extensive allocations and to establish and maintain unlimited budgets for each reporting unit.

  Draft Management (CSH)--provides advanced features for handling bank drafts, letters of credit and notes receivable and payable.

  Fixed Assets (FXA) (U.S. and Canada only)--provides the ability to manage and control all types of property, plant and equipment. The book and tax accounting implications of all capital assets are addressed with maximum flexibility to allow for changes in depreciation regulations.

  Cost Accounting (CST)--provides control of purchasing and manufacturing costs.

 Electronic Data Interchange Products

  Integration Development Kernel (IDK)--an intelligent integration tool for developing trading-partner specific interfaces between an application database and EDI messages.

  Standards Compliance Kernel (SCK)--supports the translation and communication of EDI messages for national, international and user defined transaction sets.

  Advanced Networking Kernel (ANK)--communication software that supports value-added networks and/or trading partner direct connections. Supports communication set-up, connection type maintenance, network administration and system report retrieval functions.

  Workstation Network Kernel (WNK)--provides seamless workstation integration and supports other workstation communication and translation applications.

  EDIPath (EDI)--integrates the BPCS Client/Server product line with the BPCS EDI Standard Compliance Kernel translator and enables EDI messaging within the normal course of BPCS transaction processing.

 Retrieval Products

  User/Vision (USV)--an enterprise-wide client/server information retrieval solution for BPCS Client/Server. Includes pre-packaged reports and data models for the BPCS Client/Server repository.

INTEROPERABLE TOOL SET PRODUCTS

  The Company's first toolset products were introduced in 1990. These products are collectively known as Object Development Workbench.

  IWS (Intelligent WorkStation)--multi-tasking workstation-based application definition facility that operates either detached from or attached to the server. IWS uses a Graphic User Interface (GUI).

  INT (Integrator)--provides integration between Gen/RPG and selected front end work-station based CASE tools.

  UCI (Upper CASE Integration)--controls and monitors the sharing of constructs between multiple developers and platforms. UCI acts as the librarian for design objects between server and IWS local microcomputer repositories.

  Gen/RPG--accelerates the process of design, generation and maintenance of application software for the AS/400 environment.

  Gen/HPUX--regenerates applications to run within UNIX-based environments.

  Gen/AIX (Accelerated Implementation Methodology)--assures successful fast-path migration to the tools paradigm.

  RSD (Rapid Systems Development)--a rapid systems development methodology that enables information systems to be developed in shorter cycle times.

  BPCS Client/Server software is designed to provide sufficient breadth of features and application flexibility to appeal to a wide variety of users. The Company's products have many user-defined functions to facilitate their operation in different business environments. The software is further designed to be customized to meet user needs. In addition, the products are designed to operate consistently with respect to data entry, information retrieval and general operation, which is intended to improve ease of use and shorten training time. The entire BPCS Client/Server product line is available in English, and a significant portion of the line is available in Arabic, Simplified Chinese, Traditional Chinese, Czech, Danish, Dutch, Finnish, French, German, Greek, Hebrew, Hungarian, Italian, Japanese, Korean, Polish, Portuguese, Russian, Spanish and Swedish. The products have also been designed to handle the most common international function requirements which differ from United States requirements (such as date formats and multiple currency operations). The financial products can be used to conform to the key financial, legal and regulatory requirements of major industrial countries, including the European Community.

  The Company's open systems strategy is based on an object-based architecture that runs on multiple hardware servers, including the IBM AS/400, UNIX-based IBM RS/6000 and Hewlett-Packard HP 9000, and on Windows(TM) clients. The objective of this strategy is to create the industry's most extensive line of integrated, open, client/server enterprise software applications. The Company provides clients not only application software solutions but an interoperable tool set as well to develop and customize the solutions.

  SSA and its subsidiaries own or have fully paid licenses for all of its software product line listed above, other than the Electronic Data Interchange Products.

  License fees accounted for approximately 69%, 72% and 71% of the Company's revenues in fiscal 1995, 1994 and 1993, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKET AND CLIENT BASE

  The target marketplace for the BPCS Client/Server product line is industrial-sector firms with revenues of greater than $50 million per year. Larger companies are often looking for common systems across a number of installations that can be implemented and supported locally. The Company believes that its wide geographic sales and support network, coordinated by its major accounts team, enhances its ability to serve this market. For information regarding foreign source revenues, see Note 9 of Notes to Consolidated Financial Statements.

  It is estimated that approximately 500,000 IBM AS/400 computers and commercial UNIX business systems are currently installed worldwide. It is estimated that the base of installed servers will grow at a rate of approximately 15% to 20% in the next year. The Company believes that a majority of such installations involve manufacturing, distribution or financial applications. Currently, a significant and increasing portion of SSA's sales are to larger companies.

DISTRIBUTION NETWORK

  The Company sells and supports its products in over 70 countries through a distribution network consisting of branch offices and an Affiliate network of independent software and services firms.

  SSA's prime market is the world's major industrial sector enterprises. SSA's global Major Accounts sales force addresses this market via some 50 SSA offices worldwide. SSA's global Client Services organization provides implementation, HelpLine and support services.

  In addition to SSA resources, SSA works in partnership with its global Affiliate network, major consultancy companies, IBM and Hewlett-Packard in providing a full range of services to its global Major Account base.

  On December 1, 1995, SSA had over 90 Affiliate Business Partners. The Affiliates are responsible in their respective territories for marketing and selling the Company's products and for providing the professional services required for implementation, such as education, project management and customization. The Company has retained direct sales rights in all locations, including those in which Affiliates also operate. SSA provides technical, application and sales training, marketing and technical support and emergency client service to the Affiliates. The Company works with each Affiliate to increase market penetration in its territory.

LICENSING

  In the United States and Canada, software sales are made pursuant to the Company's Software License Agreement (the "SLA") which is entered into by the client and SSA (not by the Affiliate). The gross amount of the software license fee is remitted to the Company and, if applicable, the Company then pays a commission to the Affiliate. In certain countries outside of the United States and Canada, the SLA is entered into by the client, the Company and the Affiliate. In most of those countries, the user pays the Affiliate, which in turn remits the license fees to the Company, net of its commission. Affiliates are not authorized to modify prices or contract terms without approval of the Company. SSA usually enters into individual, negotiated contracts with its Major

Account clients. The SLA typically provides for either a single license fee to use the product in perpetuity on a single computer or licensing the products on the basis of the number of users. License fees for the BPCS products described above typically range from $1,500 to $150,000 per product.

  The Company also charges annual on-going support fees to clients who desire upgrades after the initial HelpLine and maintenance period. On-going support is typically provided to clients under annual or multi-year maintenance agreements. Affiliates handle the installation of such upgrades and receive their standard commissions on maintenance fees received from their clients. All non-software license fee revenue associated with a software sale and implementation (such as professional services and hardware) is payable directly to the Affiliate that provides the services and equipment.

CLIENT SERVICES

  The Company supports its clients through a worldwide client service network that consists of over 700 direct support staff strategically located at SSA's regional headquarters and branch operations as well as over 3,000 additional professionals, dedicated to supporting SSA clients, in SSA's Affiliate Business Partner Network. HelpLine, the Company's international telephone support service, also supports subscribing SSA clients. Client services and other fees accounted for approximately 31% of revenues in fiscal 1995, 28% in fiscal 1994 and 29% in 1993. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

COMPETITION

  The market for business application and tool set software is fragmented and intensely competitive. The Company estimates that a total of approximately 200 companies sell software products in the Company's core market, but of these only a handful offer fully integrated systems like SSA's BPCS Client/Server product line. The Company believes it is the world's largest independent vendor of application software for use on the AS/400 computer system. Competition in SSA's industry is primarily conducted on the basis of sales ability, quality of the product, breadth of the product line and quality of the support. To date, there has been no significant price competition in this market, but that may become a factor in the future.

PRODUCT DEVELOPMENT

  SSA spent $61.8 million on research and development activities in fiscal 1995, $64.1 million in fiscal 1994 and $37.3 million in fiscal 1993. The foregoing amounts include software development costs which were capitalized in accordance with Financial Accounting Standard No. 86. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Internally developed and purchased software amortization is computed on a straight line basis using an estimated useful life of five years or in proportion to current and anticipated revenues, whichever provides the greatest amortization.

PROPRIETARY RIGHTS AND LICENSES

  SSA regards its application software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or to obtain and use information which the Company regards as trade secrets without authorization. Computer software generally cannot be patented and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

STAFF

  As of December 1, 1995, SSA employed approximately 2,000 people. The Company's success is highly dependent on its ability to attract and retain qualified staff members. Competition for staff is intense in the software industry. None of the Company's staff members is subject to collective bargaining agreements, and SSA believes that its relations with its staff is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers are as follows:

  ROGER E. COVEY, age 41, founded the Company and served as President and Chairman of the Board of the Company from its inception in October 1981 until August 1991, at which time he was elected as Vice-Chairman of the Board. He was a student from August 1991 until he rejoined the Company in August 1994 as Vice President--Research & Development and was appointed Chairman of the Board and Chief Executive Officer in October 1994. Mr. Covey holds a B.S. degree from the University of Illinois, an M.B.A. from the University of Chicago, and an M.A. in Chinese Art History from the University of Chicago.

  TERENCE H. OSBORNE, age 57, joined the Company as General Manager, Europe in 1987, and currently serves as President and Chief Operating Officer. Prior to joining the Company, he was employed by IBM from 1961 to 1987, where he held vice-presidential positions in both the United States and Europe. These included appointments as IBM General Manager for Southern Europe and IBM Vice President--Marketing for Europe. Mr. Osborne holds a B.Sc. degree from London University.

  TERRY E. NOTARI, age 57, began serving as the Company's Vice President-- Strategic Markets on October 31, 1989, served as Vice President--Asia, Pacific, Latin America until October 1994, and currently serves as Vice President--North America. From July 1960 through June 1987, he worked for IBM and beginning in September 1977 through June 1987, he was a Vice President of IBM, with responsibility in sales, marketing, personnel, communications, business practices and governmental affairs for various IBM divisions/groups both in the United States and internationally. During 1987 and 1988, he was the Deputy Staff Director for the Commission on the Bicentennial of the United States Constitution in Washington D.C. Mr. Notari holds a B.S.C. from Loyola University.

  RIZ SHAKIR, age 40, joined the Company as Area Vice President--Architecture in June 1994, and currently serves as Vice President--Architecture & Technology. Prior to joining the Company, he was CEO of ASIC, a company specializing in building custom enterprise software solutions based on Object and Distributed Computing technologies. Mr. Shakir holds a B.Sc. degree from Imperial College of Science and Technology in London.

  JOSEPH J. SKADRA, age 54, was appointed Vice President and Chief Financial Officer on August 24, 1994. He was employed by Figgie International, Inc. from 1970 to 1994, where he held various operating and financial positions at the Vice President level. His last position at Figgie International was Senior Vice President, Finance and Controller. Mr. Skadra holds a B.S.B.A. degree from Case Western Reserve University.

ITEM 2. PROPERTIES

  The Company's principal administrative, marketing and technical facilities are located in Chicago, Illinois and consist of 133,278 square feet of occupied or committed space, subject to a lease terminating in August, 2008, with the option to extend to 183,163. See Note 10 of Notes to Consolidated Financial Statements. The Company also leases office space for its regional headquarters and branch offices.

ITEM 3. LEGAL PROCEEDINGS

  On November 20, 1995, the Company filed an action against Owens-Illinois ("Owens") in Illinois state court seeking damages based on Owens' failure to make payments required under a July 29, 1994 contract (the "Contract") between the parties. The Company is seeking approximately $5.95 million in damages. The Company believes it has a meritorious case and intends to prosecute the action vigorously. On the same day the Company filed suit against Owens, Owens filed a lawsuit in Illinois state court for recision of the Contract and for damages. Owens seeks recovery of the $5.76 million it has already paid to the Company under the Contract as well as an unspecified amount of further actual and punitive damages based on the Company's alleged breach of the Contract. Although the outcome of this proceeding cannot be determined with certainty, management, in consultation with its legal counsel, believes that the allegations of fraud and breach of contract are without merit and that the final outcome should not have a material adverse effect on the Company's operations or financial condition.

  On November 22 and 24, 1995 two class action lawsuits were filed in the federal court in Chicago, Illinois, against the Company and certain of its officers, each alleging damages to persons who purchased the Company's common stock during the period August 21, 1995 through November 22, 1995, due to the alleged misstatements and omissions regarding the Company's products. As of January 4, 1996, SSA had not been served with either complaint. On December 21, 1995, counsel for plaintiffs in the earlier-filed action voluntarily dismissed their complaint without prejudice. Although the outcome of the remaining proceeding cannot be determined with certainty, management, in consultation with its legal counsel, believes that the allegations are without merit and that the final outcome should not have a material adverse effect on the Company's operations or financial position.

  On February 22, 1991, a class action lawsuit was filed in the federal court in Chicago, Illinois, against the Company, its Chairman and Chief Executive Officer, and its former Chief Financial Officer. On July 2, 1993, after a two week trial, the jury returned a verdict in favor of all defendants on all counts. On August 10, 1994, the 7th Circuit Court in Chicago affirmed the jury verdict.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

 PRICE RANGE OF COMMON STOCK

  The Company's common stock is traded on the Nasdaq National Market under the symbol SSAX. The following table shows the quarters' high and low closing prices, as reported by Nasdaq, and reflects the three-for-two common stock split referred to in Note 8 to the Consolidated Financial Statements.

 FISCAL 1995        HIGH         LOW          FISCAL 1994          HIGH         LOW
 -----------        ----         ---          -----------          ----         ---
First Quarter      $11.75       $ 8.17       First Quarter        $11.17       $8.83
Second Quarter      18.92        11.50       Second Quarter        11.67        9.00
Third Quarter       19.59        12.59       Third Quarter         10.75        8.50
Fourth Quarter      30.00        15.25       Fourth Quarter        10.33        7.67

  At January 12, 1996 there were approximately 370 holders of record.

  On November 28, 1995, the Board of Directors of the Company approved the sixth consecutive annual dividend payable to the stockholders of record at the close of business on December 28, 1995, in the amount of $0.10 per share (post split). The dividend is payable January 10, 1996. In each of fiscal 1995 and 1994 the Company declared and paid dividends in the amounts of $0.08 per share (post split).

ITEM 6. SELECTED FINANCIAL DATA

                                                (IN MILLIONS, EXCEPT PER SHARE
                                                            DATA)
                                              ----------------------------------
                                               1995   1994   1993   1992   1991
YEAR ENDED OCTOBER 31,                        ------ ------ ------ ------ ------
Operating revenues........................... $394.4 $334.4 $263.4 $228.8 $146.0
Net income...................................   34.1   15.4   23.4   26.6   15.4
Earnings per share...........................   0.81   0.38   0.57   0.66   0.39
Dividends declared per common share..........   0.08   0.08   0.08   0.08   0.07
                                               1995   1994   1993   1992   1991
AT OCTOBER 31,                                ------ ------ ------ ------ ------
Total assets.................................  411.2  333.2  280.4  200.0  149.8
Long term obligations........................   33.9   32.7   34.0    3.5    2.5

--------
Notes: Fiscal 1992 results included a non-recurring benefit of $0.13 per share
     ($10.4 million of revenue) related to the adoption of mandatory revenue recognition procedures (SOP 91-1).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table presents, for the periods indicated, certain information from the consolidated statements of income as a percentage of total revenues and the percentage change of such items as compared to the prior year.

                                     PERCENTAGE OF
                                    TOTAL REVENUES
                                      YEAR ENDED            PERCENTAGE
                                      OCTOBER 31,       INCREASE (DECREASE)
                                   -------------------  ----------------------
                                                          1995         1994
                                                         VERSUS       VERSUS
                                   1995   1994   1993     1994         1993
                                   -----  -----  -----  ---------    ---------
Revenues:
  License fees....................  68.5%  71.6%  71.3%      12.7 %       27.5 %
  Client services and other.......  31.5%  28.4%  28.7%      31.1 %       25.7 %
                                   -----  -----  -----  ---------    ---------
    Total revenues................ 100.0% 100.0% 100.0%      17.9 %       27.0 %
                                   -----  -----  -----  ---------    ---------
Costs and expenses:
  Cost of license fees............  18.5%  18.4%  19.5%      18.0 %       20.0 %
  Cost of client services and
   other..........................  19.5%  17.1%  16.5%      34.3 %       31.5 %
  Sales and marketing.............  22.4%  27.4%  24.2%      (3.3)%       43.4 %
  Research and development........  10.2%  10.5%   8.8%      14.5 %       52.6 %
  General and administrative......  16.1%  19.2%  17.3%      (0.9)%       40.6 %
                                   -----  -----  -----  ---------    ---------
    Total costs and expenses......  86.7%  92.6%  86.3%      10.4 %       36.2 %
                                   -----  -----  -----  ---------    ---------
Operating income..................  13.3%   7.4%  13.7%     112.1 %      (31.3)%
                                   -----  -----  -----  ---------    ---------
Non-operating expense, net........   0.1%   0.3%   0.2%         *            *
                                   -----  -----  -----  ---------    ---------
Income before income taxes and
 minority interest................  13.2%   7.1%  13.5%     120.2 %      (33.3)%
Provision for income taxes........   4.6%   2.6%   4.8%     111.6 %      (32.3)%
                                   -----  -----  -----  ---------    ---------
Income before minority interest...   8.6%   4.5%   8.7%     125.0 %      (33.9)%
Minority interest.................   --     0.1%   0.2%         *            *
                                   -----  -----  -----  ---------    ---------
Net income........................   8.6%   4.6%   8.9%     121.4 %      (34.2)%
                                   -----  -----  -----  ---------    ---------

--------
* not meaningful

  REVENUES Total revenues increased 18% from 1994 to 1995 following a growth rate of 27% from 1993 to 1994. All regions grew in 1995, with particularly strong results in Europe and Latin America. License fees grew 13% in 1995 compared to 28% in 1994 due to a slight decline in AS/400 revenues offset by sales of the Company's open systems product, which was released in the second quarter of 1995.

  Client services revenues grew 31% in 1995 and 26% in 1994. As a percentage of total revenues, client services revenues increased to 31% in 1995 from 28% in 1994. These percentages are in line with the Company's target of generating 70% of revenues from licenses and 30% from services.

  COST OF REVENUES Cost of license fees includes commissions paid to Affiliates, hardware costs, amortization of capitalized software costs, and royalties paid to third parties. Cost of license fees as a percentage of license fee revenues has remained relatively constant, at 27%, 26%, and 27% in 1995, 1994, and 1993, respectively.

  Cost of client services and other includes salaries and other direct employment costs paid to the Company's client services professionals and amounts paid to independent client services professionals. Cost of client services and other as a percentage of the related revenues was 62%, 60%, and 58% in 1995, 1994, and 1993, respectively. The increase over the three year period relates primarily to costs of training and educating existing professionals as well as costs related to increasing the number of professionals around the world to support the worldwide customer base.

  SALES AND MARKETING Sales and marketing expenses include salaries, commissions, and other direct employment costs of the Company's sales and business consulting (pre-sales) professionals, as well as marketing costs, which include advertising, trade shows, and production of sales brochures. Sales and marketing as a percentage of license fee revenues was 33%, 38%, and 34% in 1995, 1994, and 1993, respectively. The favorable result in 1995 was primarily due to increased productivity of the sales force and programs to reduce fixed expenses which began early in 1995. The prior year reflected costs of increasing sales personnel in support of the Company's geographic expansion.

  RESEARCH AND DEVELOPMENT Gross (total) research and development (R&D) expenditures decreased 4% in 1995 versus an increase of 72% in 1994. The 1995 decrease was attributable to the Company's expense reduction programs which began early in 1995 and impacted R&D spending favorably by replacing contracted technical personnel with employed technical personnel. Excluding the costs of contracted technical personnel, remaining R&D expenditures increased 22% in 1995 when compared to 1994 due to increased employee costs for technical personnel.

  The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company capitalized $21.6 million of software development costs in fiscal 1995 as compared to $29.0 million and $14.3 million in 1994 and 1993, respectively. The capitalization rate (capitalized software costs as a percentage of gross R&D) in 1995, 1994, and 1993 was 35%, 45%, and 38%, respectively. The 1995 decrease in capitalized software was driven by a higher proportion of R&D spending incurred to support and maintain existing products and the completion of certain open systems products.

  The following table sets forth R&D costs and related capitalized amounts for the periods indicated.

                                              (IN MILLIONS)
                                            YEAR ENDED OCTOBER      PERCENTAGE
                                                   31,                CHANGE
                                           ----------------------  --------------
                                                                    1995    1994
                                                                   VERSUS  VERSUS
                                            1995    1994    1993    1994    1993
                                           ------  ------  ------  ------  ------
      Gross R&D costs..................... $ 61.8  $ 64.1  $ 37.3    (4)%    72%
      Less amount capitalized.............  (21.6)  (29.0)  (14.3)
                                           ------  ------  ------   ---     ---
      Net R&D costs....................... $ 40.2  $ 35.1  $ 23.0    15 %    53%
                                           ------  ------  ------   ---     ---

  GENERAL AND ADMINISTRATIVE General and administrative expenses declined 1% from 1994 to 1995 following a 41% increase from 1993 to 1994. This expense category includes a provision for doubtful accounts of $3.3 million in 1995, $8.0 million in 1994, and $2.7 million in 1993. General and administrative expenses as a percentage of total revenues declined in 1995 to 16% from 19% in 1994 and 17% in 1993.

  NON-OPERATING EXPENSE Non-operating expense consists primarily of interest expense related to the Company's $30 million senior notes and other long-term obligations less interest income earned on invested cash. In 1995, higher cash balances throughout the year and higher interest rates on invested cash as well as a reduction in interest bearing notes payable resulted in decreased net interest expense.

  INCOME TAXES The Company's effective tax rate has remained relatively constant at approximately 35% in 1995 and 36% in 1994 and 1993.

  IMPACT OF INFLATION To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been salaries and related costs incurred principally for product development and enhancements, sales and marketing, and administration. The Company generally has been able to meet increases in costs by increasing prices of its products and services.

  FOREIGN CURRENCY EXPOSURES Sales outside of the United States account for approximately 60% of the Company's total revenue. The Company's international sales (with the exception of certain Latin American countries) are predominately invoiced and paid in foreign currencies. Consequently, the Company's revenues are impacted by the fluctuation of foreign currencies versus the US dollar. The operating income impact of such fluctuations, however, is offset to the extent expenses of the Company's international operations are incurred and paid for in local currencies.

  The Company minimizes the financial impact of foreign currency exchange transactions through the use of foreign exchange forward contracts, which generally mature within three months of origination (see Note 4 to the Consolidated Financial Statements).

ACQUISITIONS, MERGERS AND INVESTMENTS

  The Company continues to expand its global coverage and strengthen its product offerings through various acquisitions, mergers, and investments (see Notes 2 and 3 to the Consolidated Financial Statements).

  During 1995, through stock for stock transactions, the Company combined with three other companies: Softwright Systems Limited, a leading provider of business technology and systems in Europe specializing in object technology, multi-media, and other leading-edge applications, and two of the company's independent Affiliates, SSA Northeast and Priority Systems, Inc. Also during 1995 the Company acquired the remaining 15% minority interest in its Australian subsidiary, an additional 9% interest in its Affiliate, SSA North Central, 10% of its Affiliate, SSA Northwest, the BPCS division of a California Affiliate, Exigent Computer Group, 100% of its Canadian Affiliate, SSA Ontario, and certain assets of Transtech, Inc., a consulting group.

  In July 1995, the Company entered into a strategic alliance relationship with Harbinger Corporation pursuant to which the Company sold its EDI software assets to Harbinger and was granted a license by Harbinger to market and sell AS/400, Unix, and PC-based EDI software products. In August, the Company purchased an additional 450,000 shares of Harbinger Common Stock.

  In 1994, the Company acquired its Malaysian Affiliate, one of the leading application software providers in that country, the remaining 49% of SSA-DAT GmbH, and the remaining 20% of SSA Italia, its direct operations in Germany and Italy, respectively.

QUARTERLY RESULTS

  The following table contains selected unaudited consolidated financial results by quarter for 1995 and 1994. In management's opinion, this information reflects all adjustments (which consisted only of normal recurring adjustments) necessary to present the results fairly when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

                                 FISCAL 1994                    FISCAL 1995
                          QUARTER ENDED (UNAUDITED)       QUARTER ENDED (UNAUDITED)
                         -----------------------------  ------------------------------
                         JANUARY APRIL  JULY   OCTOBER  JANUARY APRIL   JULY   OCTOBER
                           31     30     31      31       31     30      31      31
                         ------- -----  -----  -------  ------- -----  ------  -------
                                   (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues................  $66.4  $72.0  $86.2  $109.8    $77.4  $84.3  $105.0  $127.7
Costs and expenses......   64.5   68.1   78.0    99.0     74.4   77.9    87.6   101.9
                          -----  -----  -----  ------    -----  -----  ------  ------
Operating income........    1.9    3.9    8.2    10.8      3.0    6.4    17.4    25.8
Non-operating income
 (expense), net.........   (0.2)  (0.1)  (0.1)   (0.6)    (0.1)   0.1    (0.1)   (0.1)
                          -----  -----  -----  ------    -----  -----  ------  ------
Income before income
 taxes and minority
 interest...............    1.7    3.8    8.1    10.2      2.9    6.5    17.3    25.7
Provision for income
 taxes..................    0.7    1.4    2.8     3.7      1.1    2.2     6.1     8.8
                          -----  -----  -----  ------    -----  -----  ------  ------
Income before minority
 interest...............    1.0    2.4    5.3     6.5      1.8    4.3    11.2    16.9
Minority interest.......    0.2    0.2    0.1    (0.3)     --    (0.1)    --      --
                          -----  -----  -----  ------    -----  -----  ------  ------
Net income..............  $ 1.2  $ 2.6  $ 5.4  $  6.2    $ 1.8  $ 4.2  $ 11.2  $ 16.9
                          -----  -----  -----  ------    -----  -----  ------  ------
Earnings per share......  $0.03  $0.07  $0.13  $ 0.15    $0.05  $0.10  $ 0.27  $ 0.39
                          -----  -----  -----  ------    -----  -----  ------  ------

  Historically, the Company's business, like many other companies in its industry, has experienced the highest revenues in the fourth quarter of each year and a subsequent revenue decline in the first quarter of the following year. The Company attributes the fourth quarter revenue peak to increased year end sales efforts and, in certain cases, to sales incentives, which come into effect late in the year. The Company expects these quarterly trends to continue, and that its operating results will peak in the fourth quarter of each year and decline from that level in the first quarter of the following year. In addition, it is becoming increasingly difficult to predict and to rely on historical trends in the Company's quarterly results given the effects of the demand for open-systems products, the growing significance of Major Account sales, and the related uncertainty of the sales cycle.

  The Company operates with relatively little backlog and a substantial majority of its software license fee revenues in each quarter results from sales efforts culminated in that quarter. As a result, if near-term demand for the Company's products weakens or if significant anticipated sales in any quarter do not close when expected, the Company's revenues and earnings for that quarter would be adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's financial position remains strong. Cash and equivalents at the end of 1995 were $57.1 million, down slightly from $60.2 million at the end of 1994 due to increased working capital requirements to fund the Company's growth and an increased level of business acquisitions and investments. Additionally, the Company acquired several software products which were previously licensed. Net cash provided from operations was $39.3 million in 1995, $58.4 million in 1994, and $31.2 million in 1993. Net cash provided by operations in 1995 was exceeded by funds used for product development and enhancement, capital expenditures, acquisitions, payment of the Company's annual dividend, and principal payments under long-term obligations.

  In June 1995, the Company increased its bank line of credit to $50 million from $20 million. At October 31, 1995 and 1994, no amounts were outstanding under the line of credit. This added capacity is in line with the Company's overall growth. Borrowings under this agreement would bear interest at either the Prime Rate or LIBOR plus a margin, at the option of the Company. The Company's business is not capital intensive. The Company primarily leases its premises. In addition, the Company has leasing facilities in place for certain computer equipment and automobiles. Capital expenditures relate primarily to smaller computers, leasehold improvements, office furniture and fixtures, and some automobiles. Currently, the Company's commitments for capital expenditures are not significant.

  Management anticipates that cash generated from operations combined with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

  SFAS No. 121, "Accounting for Long-Lived Assets" was issued in 1995. Implementation of SFAS No. 121 is required in the fiscal year commencing November 1, 1996. SFAS No. 121 established accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill relating to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is not expected to have a significant impact on the Company's Consolidated Financial Statements.

  SFAS No. 123, "Accounting for Stock-Based Compensation" was issued in 1995. Implementation is required in the fiscal year commencing November 1, 1996. SFAS No. 123 established financial accounting and reporting standards for stock based employee compensation plans. The Company is currently evaluating the impact this statement will have on the Company's Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and schedules of the Company are annexed to this Report as pages F-2 through F-17. An index to such materials appears on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission February 9, 1996. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission February 9, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission February 9, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission February 9, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The financial statements and schedules filed as part of this report are listed in the accompanying Index to Financial Statements and Schedules. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYSTEM SOFTWARE ASSOCIATES, INC.

January 15, 1996                            /s/ Joseph J. Skadra
                                            ____________________________________
                                            Joseph J. Skadra, Vice President and
                                            Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
        /s/ Roger E. Covey           Chief Executive Officer and     January 15, 1996
____________________________________  Chairman of the Board of
            Roger E. Covey            Directors (Principal
                                      Executive  Officer)

       /s/ Joseph J. Skadra          Chief Financial Officer,        January 15, 1996
____________________________________  Vice President-Finance and
           Joseph J. Skadra           Secretary (Principal
                                      Financial  and Accounting
                                      Officer)

      /s/ Warren J. Hayford          Director                        January 15, 1996
____________________________________
          Warren J. Hayford

         /s/ John W. Puth            Director                        January 15, 1996
____________________________________
             John W. Puth

    /s/ William N. Weaver, Jr.       Director                        January 15, 1996
____________________________________
       William N. Weaver, Jr.

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                           ----
(1) Financial Statements:
  Consolidated Balance Sheets October 31, 1995 and 1994................... F-2
  Consolidated Statements of Income for the years ended October 31, 1995,
   1994 and 1993.......................................................... F-3
  Consolidated Statements of Cash Flows for the years ended October 31,
   1995, 1994 and 1993.................................................... F-4
  Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1995, 1994 and 1993.................................. F-5
  Notes to Consolidated Financial Statements.............................. F-6
  Report of Independent Accountants....................................... F-16
(2) Financial Statement Schedules:
  The following financial statement schedule is included herein:
  Schedule VIII--Valuation and Qualifying Accounts........................ F-17
  All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                          CONSOLIDATED BALANCE SHEETS

                                                                 OCTOBER 31,
                                                                --------------
                                                                 1995    1994
                                                                ------  ------
                                                                (IN MILLIONS,
                                                                EXCEPT SHARE
                                                                    DATA)
                            ASSETS
Current Assets:
  Cash and equivalents......................................... $ 57.1  $ 60.2
  Accounts receivable, less allowance for doubtful accounts of
   $12.5 and $10.2.............................................  199.7   153.0
  Deferred income taxes........................................    7.0     4.5
  Prepaid expenses and other current assets....................   21.3    20.0
                                                                ------  ------
    Total current assets.......................................  285.1   237.7
                                                                ------  ------
Property and Equipment:
  Data processing equipment....................................   30.9    27.5
  Furniture and office equipment...............................   14.1    12.9
  Leasehold improvements.......................................    7.8     7.3
  Transportation equipment.....................................    2.8     6.0
                                                                ------  ------
                                                                  55.6    53.7
Less--Accumulated depreciation and amortization................   31.3    26.1
                                                                ------  ------
                                                                  24.3    27.6
                                                                ------  ------
Other Assets:
  Software costs, less accumulated amortization of $41.1 and
   $26.2.......................................................   59.0    49.3
  Cost in excess of net assets of acquired businesses, less
   accumulated amortization of $6.0 and $4.3...................   18.2    15.8
  Investments in associated companies..........................   16.5     1.5
  Miscellaneous................................................    8.1     1.3
                                                                ------  ------
                                                                 101.8    67.9
                                                                ------  ------
    Total Assets............................................... $411.2  $333.2
                                                                ======  ======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of senior notes payable................... $  4.0  $  --
  Accrued commissions and royalties............................   36.6    27.2
  Accounts payable and other accrued liabilities...............   46.9    44.0
  Accrued compensation and related benefits....................   24.4    21.6
  Deferred revenue.............................................   51.0    45.6
  Income taxes payable.........................................   19.9     6.6
                                                                ------  ------
  Total current liabilities....................................  182.8   145.0
                                                                ------  ------
  Long-Term Obligations........................................   33.9    32.7
                                                                ------  ------
  Deferred Revenue.............................................   27.3    30.3
                                                                ------  ------
  Deferred Income Taxes........................................    9.9     8.6
                                                                ------  ------
  Minority Interest in Consolidated Subsidiaries...............    1.0     1.9
                                                                ------  ------
Stockholders' Equity:
  Preferred stock, $.01 par value, 100,000 shares authorized,
   none issued or outstanding..................................    --      --
  Common stock, $.0033 par value, 60,000,000 shares authorized,
   42,094,500 and 26,994,000 shares issued (net of treasury
   shares).....................................................    0.1     0.1
  Capital in excess of par value...............................   26.1    20.7
  Retained earnings............................................  128.4    97.2
  Unrealized gain on available-for-sale securities.............    2.5     --
  Cumulative translation adjustment............................   (0.8)   (0.8)
                                                                ------  ------
                                                                 156.3   117.2
Less cost of common stock in treasury, 0 and 411,000 shares....    --      2.5
                                                                ------  ------
    Total stockholders' equity.................................  156.3   114.7
    Commitments and Contingencies (Note 10)....................    --      --
                                                                ------  ------
    Total Liabilities and Stockholders' Equity................. $411.2  $333.2
                                                                ======  ======

        The accompanying notes are an integral part of these statements.

                        CONSOLIDATED STATEMENT OF INCOME

                                                           YEAR ENDED OCTOBER
                                                                  31,
                                                          ---------------------
                                                           1995    1994   1993
                                                          ------  ------ ------
                                                          (IN MILLIONS, EXCEPT
                                                            PER SHARE DATA)
Revenues:
  License fees........................................... $270.0  $239.5 $187.9
  Client services and other..............................  124.4    94.9   75.5
                                                          ------  ------ ------
    Total revenues.......................................  394.4   334.4  263.4
                                                          ------  ------ ------
Costs and Expenses:
  Cost of license fees...................................   72.8    61.7   51.4
  Cost of client services and other......................   76.8    57.2   43.5
  Sales and marketing....................................   88.5    91.5   63.8
  Research and development...............................   40.2    35.1   23.0
  General and administrative.............................   63.5    64.1   45.6
                                                          ------  ------ ------
    Total costs and expenses.............................  341.8   309.6  227.3
                                                          ------  ------ ------
Operating income.........................................   52.6    24.8   36.1
                                                          ------  ------ ------
Non-operating expense, net...............................    0.2     1.0    0.4
                                                          ------  ------ ------
Income before income taxes and minority interest.........   52.4    23.8   35.7
Provision for income taxes...............................   18.2     8.6   12.7
                                                          ------  ------ ------
Income before minority interest..........................   34.2    15.2   23.0
Minority interest........................................   (0.1)    0.2    0.4
                                                          ------  ------ ------
    Net income........................................... $ 34.1  $ 15.4 $ 23.4
                                                          ======  ====== ======
Earnings per share....................................... $ 0.81  $ 0.38 $ 0.57
                                                          ======  ====== ======
Weighted average common and equivalent shares
 outstanding.............................................   42.2    40.5   40.7
                                                          ======  ====== ======


        The accompanying notes are an integral part of these statements.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                         YEAR ENDED OCTOBER
                                                                31,
                                                        ----------------------
                                                         1995    1994    1993
                                                        ------  ------  ------
                                                           (IN MILLIONS)
Cash Flows From Operating Activities:
  Net income........................................... $ 34.1  $ 15.4  $ 23.4
  Adjustments to reconcile net income to net cash
   provided by operating activities:
  Depreciation and amortization of property and
   equipment...........................................    7.9     8.4     6.5
  Amortization of other assets.........................   17.3    11.0     6.4
  Provision for doubtful accounts......................    3.3     8.0     2.7
  Deferred income taxes................................   (2.6)    4.1     1.1
  Deferred revenue.....................................    2.1    18.2     6.8
  Minority interest....................................    0.1    (0.2)   (0.4)
  Changes in operating assets and liabilities, net of
   acquisitions:
    Accounts receivable................................  (47.4)  (23.5)  (21.3)
    Prepaid expenses and other current assets..........   (0.3)   (0.2)   (8.2)
    Miscellaneous assets...............................   (3.3)    --      --
    Accrued commissions and royalties..................    8.2    (4.7)    3.8
    Accounts payable and other accrued liabilities.....    1.0    16.8     0.6
    Accrued compensation and related benefits..........    2.7     6.3     5.5
    Income taxes payable...............................   16.2    (1.2)    4.3
                                                        ------  ------  ------
      Net cash provided by operating activities........   39.3    58.4    31.2
                                                        ------  ------  ------
Cash Flows From Investing Activities:
  Purchases of property and equipment..................   (5.3)  (14.7)   (5.0)
  Software costs.......................................  (25.1)  (31.2)  (15.1)
  Purchase of available-for-sale securities............   (5.4)    --      --
  Investments and acquisitions, net of cash acquired...   (6.1)   (1.2)   (3.0)
  Proceeds from sales of assets........................    1.7     1.9     --
  Other................................................    0.3    (0.4)   (1.3)
                                                        ------  ------  ------
      Net cash flows used in investing activities......  (39.9)  (45.6)  (24.4)
                                                        ------  ------  ------
Cash Flows From Financing Activities:
  Proceeds from issuance of senior notes...............    --      --     30.0
  Principal payments under long term obligations.......   (3.5)   (3.8)   (2.5)
  Proceeds from exercise of stock options..............    4.1     0.5     1.0
  Dividends paid.......................................   (3.2)   (3.2)   (3.2)
                                                        ------  ------  ------
    Net cash provided by (used in) financing
     activities........................................   (2.6)   (6.5)   25.3
                                                        ------  ------  ------
Effect of exchange rate changes on cash................    0.1    (3.7)    2.1
                                                        ------  ------  ------
Net increase (decrease) in cash and equivalents........   (3.1)    2.6    34.2
Cash and equivalents:
  Beginning of year....................................   60.2    57.6    23.4
                                                        ------  ------  ------
End of year............................................ $ 57.1  $ 60.2  $ 57.6
                                                        ======  ======  ======

        The accompanying notes are an integral part of these statements.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                        CAPITAL          UNREALIZED
                                          IN              GAIN ON                 TREASURY
                          COMMON STOCK  EXCESS           AVAILABLE- CUMULATIVE      STOCK          TOTAL
                          ------------- OF PAR  RETAINED  FOR-SALE  TRANSLATION -------------  STOCKHOLDERS'
                          SHARES AMOUNT  VALUE  EARNINGS SECURITIES ADJUSTMENT  SHARES AMOUNT     EQUITY
                          ------ ------ ------- -------- ---------- ----------- ------ ------  -------------
Balance October 31,
 1992...................   26.8   $0.1   $18.5   $ 65.2     $--        $(1.3)    (0.4) $(2.5)     $ 80.0
                           ----   ----   -----   ------     ----       -----     ----  -----      ------
Shares issued upon
 exercise of employee
 stock options..........    0.2            1.0                                                       1.0
Tax benefit of stock
 options exercised......                   0.4                                                       0.4
Foreign currency
 translation adjustment.                                                 --                          --
Dividends paid--$0.08
 per share..............                           (3.2)                                            (3.2)
Shares issued in Elke
 Corp. combination......    0.3                    (0.4)                                            (0.4)
Net income..............                           23.4                                             23.4
                           ----   ----   -----   ------     ----       -----     ----  -----      ------
Balance October 31,
 1993...................   27.3    0.1    19.9     85.0      --         (1.3)    (0.4)  (2.5)      101.2
                           ----   ----   -----   ------     ----       -----     ----  -----      ------
Shares issued upon
 exercise of employee
 stock options..........    0.1            0.5                                                       0.5
Tax benefit of stock
 options exercised......                   0.3                                                       0.3
Foreign currency
 translation adjustment.                                                 0.5                         0.5
Dividends paid--$0.08
 per share..............                           (3.2)                                            (3.2)
Net income..............                           15.4                                             15.4
                           ----   ----   -----   ------     ----       -----     ----  -----      ------
Balance October 31,
 1994...................   27.4    0.1    20.7     97.2      --         (0.8)    (0.4)  (2.5)      114.7
                           ----   ----   -----   ------     ----       -----     ----  -----      ------
Shares issued upon
 exercise of employee
 stock options..........    0.5            4.1                                                       4.1
Tax benefit of stock
 options exercised......                   2.8                                                       2.8
Foreign currency
 translation adjustment.                                                 --                          --
Dividends paid--$0.08
 per share..............                           (3.2)                                            (3.2)
Shares issued in
 business combinations..    0.2           (1.5)     0.3                           0.4    2.5         1.3
Unrealized gain on
 available-for-sale
 securities.............                                     2.5                                     2.5
Net Income..............                           34.1                                             34.1
Shares issued in three-
 for-two split..........   14.0
                           ----   ----   -----   ------     ----       -----     ----  -----      ------
Balance October 31,
 1995...................   42.1   $0.1   $26.1   $128.4     $2.5       ($0.8)     --   $ --       $156.3
                           ====   ====   =====   ======     ====       =====     ====  =====      ======

        The accompanying notes are an integral part of these statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

  NATURE OF OPERATIONS System Software Associates, Inc. (the "Company" or "SSA") is a leading provider of cost-effective business information systems to the industrial sector worldwide. SSA's integrated product line BPCS (Business Planning and Control System) provides business process reengineering and integration of all operations, including configurable manufacturing processes, supply chain management, and global finance solutions. SSA's object-oriented interoperable tool set AS/SET (Application System/Solution Engineering Technology) allows the production of platform independent client/server applications. The Company supports its clients primarily through a worldwide network of branch offices. The Company markets, sells, and services its products to intermediate size and large companies through its own sales organization and a network of approximately 90 independent software companies (the "Affiliates").

  PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  FOREIGN CURRENCY TRANSLATION The functional currencies for substantially all of the Company's foreign subsidiaries are their local currencies. The foreign subsidiaries' balance sheets are translated at the year end rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders' equity and will be included in the determination of net income only upon sale or liquidation of the subsidiaries, which is not contemplated at this time. Foreign exchange transaction losses aggregating $0.7 million, $0.8 million, and $1.3 million are included in general and administrative expenses for 1995, 1994, and 1993, respectively.

  REVENUE RECOGNITION The license fees generated and related commissions earned by the independent Affiliates are included in license fees and cost of license fees, respectively. Software license fees are recognized upon client acceptance and delivery of the software product. Revenues and commissions from software maintenance and HelpLine agreements are deferred and recognized ratably over the term of the contract. Client services revenues are recorded when such services are provided. Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base and it geographic dispersion.

  The principal components of cost of license fees are commissions paid to independent Affiliates, hardware costs, amortization of capitalized software costs, and royalties paid to third parties. The principal components of cost of client services and other are salaries paid to the Company's client services personnel and amounts paid to independent client services professionals. Accrued Affiliate and salesman commissions are not paid until the related accounts receivable balances have been collected.

  PROPERTY AND EQUIPMENT Property and equipment are stated at cost. Depreciation is computed using various methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the assets or related leases. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment was $7.9 million, $8.4 million, and $6.5 million in 1995, 1994, and 1993, respectively.

  SOFTWARE COSTS Purchased software is capitalized and stated at cost. The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Amortization of capitalized costs is computed on a straight line basis using an estimated useful life of five years

                       SYSTEM SOFTWARE ASSOCIATES, INC.

or in proportion to current and anticipated revenues, whichever provides the greater amortization. Capitalized software costs are summarized as follows:

                                                                  OCTOBER 31,
                                                                 --------------
                                                                  1995    1994
                                                                 ------  ------
                                                                 (IN MILLIONS)
Purchased software.............................................. $  8.7  $  6.9
Internally developed software...................................   91.4    68.6
                                                                 ------  ------
                                                                  100.1    75.5
Less--Accumulated amortization..................................  (41.1)  (26.2)
                                                                 ------  ------
Net capitalized software costs.................................. $ 59.0  $ 49.3
                                                                 ======  ======

  Amortization of capitalized software costs charged to cost of license fees aggregated $14.9 million, $9.2 million, and $5.9 million during 1995, 1994, and 1993, respectively.

  RESEARCH AND DEVELOPMENT Research and development expenses, principally the design and development of software products (exclusive of costs capitalized under SFAS No. 86), are expensed as incurred.

  COST IN EXCESS OF NET ASSETS OF ACQUIRED BUSINESSES The excess of cost over the fair market value of the net identifiable assets of acquired businesses is amortized on a straight-line basis, typically over a seven-year period. Amortization expense was $2.2 million, $1.8 million, and $0.8 million in 1995, 1994, and 1993, respectively.

  EARNINGS PER SHARE Earnings per share have been computed using the weighted average number of common shares and common share equivalents outstanding during the periods. Weighted average shares outstanding have been adjusted to reflect as outstanding, for each period presented, all shares issuable under stock options using the treasury stock method and the November 28, 1995 three-for-two stock split.

  STATEMENTS OF CASH FLOWS For purposes of reporting cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Interest income earned on cash equivalents aggregated $2.0 million, $1.8 million, and $0.7 million during 1995, 1994, and 1993, respectively. Supplemental information is as follows:

                                                                   YEAR ENDED
                                                                  OCTOBER 31,
                                                                 --------------
                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
Non-cash investing and financing activities:
  Leases capitalized............................................  --  $1.9 $1.8
  Liabilities assumed in connection with investments and
   acquisitions................................................. $8.7 $1.9 $1.2
Cash paid during the year for:
  Interest...................................................... $2.2 $3.1 $0.9
  Income taxes.................................................. $5.0 $3.4 $5.3

NOTE 2--BUSINESS COMBINATIONS:

  During the past three years the Company has expanded its global coverage and strengthened its product offerings through various acquisitions.

  The following table summarizes all acquisitions which were accounted for under the purchase method and, accordingly, resulted in allocations of the purchase prices to the net assets acquired based upon their estimated

                        SYSTEM SOFTWARE ASSOCIATES, INC.

fair values as of the acquisition dates. The accompanying consolidated statements of income reflect the results of operations of the acquired companies since the acquisition dates. Proforma results of operations are not presented as the acquisitions were not significant. These transactions typically involved the Company acquiring a majority interest or additional interest in an existing independent Affiliate.

                                                YEAR ENDED OCTOBER 31,
--------------------------------------------------------------------------------------------------------
(IN MILLIONS)                 1995                           1994                       1993
--------------------------------------------------------------------------------------------------------
               .SSA Ontario Corporation           .SSA DAT GmbH (49%)        .SSA DAT GmbH (51%)
               .SSA Services Pty., Ltd. (15%)(a)  .Ocean Information Systems  (Germany)
               .BPCS Division of Exigent           Sdn Bhd (SSA Malaysia)    .SSA de Mexico
                Computer Group                    .SSA Italia (20%)(b)       .Solid Beheer B.V. (50%)(c)
               .Certain assets of Transtech, Inc.
--------------------------------------------------------------------------------------------------------
Aggregate
consideration                 $6.5                           $2.7                       $5.4
--------------------------------------------------------------------------------------------------------
Goodwill                      $6.3                           $2.3                       $5.2
--------------------------------------------------------------------------------------------------------

--------
(a) Acquired the remaining 15% interest in SSA Services Pty., Ltd. (SSA Australia and New Zealand) in 1995.
(b) Acquired the remaining 20% interest in SSA Italia in 1994.
(c) Represents the acquisition of the remaining 50% interest in Solid Beeher B.V. The original investment was accounted for under the equity method.

  During 1995, the Company issued 586,000 shares of common stock, with an aggregate fair value of $21.9 million, for all outstanding common stock of three companies: Softwright Systems Limited, a leading provider of business object technology and systems in Europe specializing in object technology, multimedia, and other leading edge applications, and two of the Company's independent affiliates, SSA Northeast and Priority Systems, Inc. In August 1993, the Company issued 300,000 shares of common stock, with an aggregate fair market value of $6.4 million, for all of the outstanding common stock of Elke Corp., a leading provider of software for tracking and managing the maintenance of equipment, facilities, and vehicles. The combinations were accounted for as poolings of interest. The results of operations were included in the Company's consolidated financial statements from the dates of combinations, as the operations for all periods prior to the combinations were not material in relation to the Company's consolidated financial statements.

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES:

  In July, the Company entered into a strategic alliance relationship with Harbinger Corporation pursuant to which the Company sold its EDI software assets (net book value of $2.3 million) to Harbinger and was granted a license by Harbinger to market and sell AS/400, Unix, and PC-based EDI software products (there was no gain or loss recognized on the sale). Minimum royalties amounting to $1.4 million and $5.8 million have been accrued and will be paid by the Company to Harbinger during the calendar year 1995 and calendar 1996, respectively. The Company received as consideration 550,000 shares of Harbinger Common Stock and 4,000,000 shares of Harbinger Zero Coupon Preferred Stock. The Zero Coupon Preferred Stock vests at the rate of up to 1,000,000 shares per year beginning in 1997 based upon achieving certain performance targets, and must be redeemed by Harbinger upon vesting for $1.00 per share in cash or, at the option of the Company, an equivalent amount of Harbinger Common Stock. In August 1995, the Company purchased an additional 450,000 shares of Harbinger Common Stock. At October 31, 1995, the investment in Harbinger Corporation Common Stock was classified as available-for-sale and reported at its fair value of $14 million. The adjustment to fair value generated a $2.5 million unrealized gain, net of $1.4 million deferred tax and was excluded from earnings and reported in a separate component of shareholders' equity.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

  The Company also owns minority interests in several of its affiliates and accounts for these investments under the cost method as the Company owns less than 20% of each associated company and does not exercise significant control over these companies operations.

NOTE 4--FINANCIAL INSTRUMENTS:

  The Company uses forward exchange contracts for the primary purpose of reducing its exposure to fluctuations in foreign currency exchange rates. The instruments are employed to manage transactional exposure. While these financial instruments are subject to the risk that market rates may change subsequent to the acquisition of the financial instrument, such changes would generally be offset by opposite effects on the items being managed. The Company's financial instruments typically mature within three months of origination and are transacted at rates which reflect the market rate at the date of contract.

  As of October 31, 1995, the Company had forward contracts for the purchase and sale of European and other currencies, with purchases totaling $11.3 million and sales totaling $13.5 million. These contracts matured on or before November 2, 1995.

NOTE 5--LINE OF CREDIT:

  The Company has available a $50 million, multi-bank line of credit which matures in June, 1997. At the option of the Company, borrowings under the agreement bear interest at the Prime Rate or LIBOR plus a margin. The margin on LIBOR ranges from 3/4% to 3%, and is based on the cumulative amount borrowed and the leverage ratio of the Company at the time of the borrowings. Certain of the Company's majority owned subsidiaries may borrow under the agreement, either in U.S. or local currency. Available borrowings are reduced by outstanding letters of credit, and 10% of the face amount of outstanding foreign currency hedge contracts once the Company's total foreign currency hedges exceed $50 million. The Company must pay a commitment fee equal to 1/8% of the unused portion of the commitment. The agreement contains covenants that are essentially the same as those of the $30 million senior notes described in
Note 6, and also includes a covenant based on the Company's quick ratio.

  There were no borrowings under the line of credit during 1995. With the exception of the $10 million borrowed and repaid in October, 1994, no other borrowings have occurred under the Company's line of credit during 1994 and 1993.

NOTE 6--LONG-TERM OBLIGATIONS:

  Long-term obligations consist of the following:

                                                                    OCTOBER 31,
                                                                    -----------
                                                                    1995  1994
                                                                    ----- -----
                                                                        (IN
                                                                     MILLIONS)
      Senior Notes payable......................................... $30.0 $30.0
      Notes payable and other obligations..........................   9.8   3.9
      Obligations under capital leases.............................   1.7   2.4
                                                                    ----- -----
                                                                     41.5  36.3
      Less--Current maturities.....................................   7.6   3.6
                                                                    ----- -----
                                                                    $33.9 $32.7
                                                                    ===== =====

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  At October 31, 1995 and 1994, senior notes payable consist of $4 million of senior unsecured 5.82% notes, $4 million of senior unsecured 6.23% notes, and $22 million of senior unsecured 6.69% notes due September 15, 1996, September 15, 1997, and September 15, 1998, respectively. Interest on the notes is payable semi-annually. The notes contain covenants including minimum net worth and fixed charge coverage and leverage ratios.

  At October 31, 1995 and 1994, notes payable and other obligations consist of commitments made in connection with investments and acquisitions which mature as follows: $2.9 million in 1996, $6.6 million in 1997, and $0.3 million in 1998.

  Capital lease obligations represent the present value of future payments under leases for transportation and data processing equipment. The recorded cost of these assets aggregated $5.6 million and $7.0 million at October 31, 1995 and 1994, respectively; accumulated amortization thereon aggregated $3.3 million and $3.7 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

  The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of minimum lease payments at October 31, 1995:


YEAR ENDING OCTOBER 31, (IN MILLIONS)                                     AMOUNT
-------------------------------------                                     ------
1996.....................................................................  $0.9
1997.....................................................................   0.5
1998.....................................................................   0.4
1999.....................................................................   0.1
                                                                           ----
Total minimum lease payments.............................................   1.9
Less--Amount representing interest.......................................   0.2
                                                                           ----
Present value of minimum lease payments..................................   1.7
Less--Current maturities.................................................   0.7
                                                                           ----
                                                                           $1.0
                                                                           ====

  Interest expense was $2.2 million, $2.8 million, and $1.1 million during 1995, 1994, and 1993, respectively.

NOTE 7--INCOME TAXES:

  Effective November 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change (from SFAS No. 96) on years prior to fiscal 1994 was not significant. Under SFAS No. 109, deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

  Pretax income from continuing operations was taxed in the following jurisdictions:


                                                                  YEAR ENDED
                                                                  OCTOBER 31,
                                                               -----------------
                                                               1995  1994  1993
                                                               ----- ----- -----
                                                                 (IN MILLIONS)
      Domestic................................................ $38.0 $15.9 $27.8
      Foreign.................................................  14.4   7.9   7.9
                                                               ----- ----- -----
                                                               $52.4 $23.8 $35.7
                                                               ===== ===== =====

                        SYSTEM SOFTWARE ASSOCIATES, INC.

  The provision for income taxes consists of the following:

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                            -------------------
                                                            1995   1994   1993
                                                            -----  -----  -----
                                                              (IN MILLIONS)
      Current:
        Federal............................................ $11.4  $(2.1) $ 5.7
        State..............................................   0.9    0.3    0.4
        Foreign............................................   8.5    6.3    5.5
                                                            -----  -----  -----
                                                             20.8    4.5   11.6
                                                            -----  -----  -----
      Deferred:
        Federal............................................  (2.8)   4.7    1.4
        State..............................................  (0.1)   0.4    0.3
        Foreign............................................   0.3   (1.0)  (0.6)
                                                            -----  -----  -----
                                                             (2.6)   4.1    1.1
                                                            -----  -----  -----
                                                            $18.2  $ 8.6  $12.7
                                                            =====  =====  =====

  In addition to taxes incurred on foreign operations, the Company is subject to and includes foreign taxes on net remittances from foreign Affiliates as a component in its provision for foreign income taxes. No domestic provision has been recorded for unremitted earnings of foreign subsidiaries as it is anticipated that any U.S. income taxes on distributions of earnings not permanently reinvested will be offset by foreign tax credits.

  A reconciliation of taxes based on the federal statutory rate and the Company's actual provision is as follows:

                                                                YEAR ENDED
                                                               OCTOBER 31,
                                                             ------------------
                                                             1995   1994  1993
                                                             -----  ----  -----
                                                              (IN MILLIONS)
      Income tax at the federal statutory rate.............. $18.4  $8.3  $12.4
      State income taxes, net of federal benefit............   0.8   0.5    0.5
      Foreign Sales Corporation, net........................  (0.3) (0.5)  (1.1)
      Foreign operating losses..............................   0.2   1.3    1.2
      Research and development tax credit...................  (1.3) (2.0)  (1.2)
      Other, net............................................   0.4   1.0    0.9
                                                             -----  ----  -----
                                                             $18.2  $8.6  $12.7
                                                             =====  ====  =====

  The components of the deferred income tax provision are as follows:

                                                              YEAR ENDED
                                                              OCTOBER 31,
                                                           -------------------
                                                           1995   1994   1993
                                                           -----  -----  -----
                                                             (IN MILLIONS)
Revenues (net of commissions) recognized for tax purposes
 in advance of financial reporting........................ $ 1.3  $ 1.6  $(1.3)
Capitalization of software costs for financial reporting
 purposes.................................................   0.4    6.2    3.5
Provision for doubtful accounts...........................  (0.8)  (1.8)  (0.1)
Rent expense for financial reporting purposes.............   --    (0.1)  (0.5)
Expense recognized for financial reporting purposes in
 advance of tax...........................................  (1.1)   --     --
Deferred gain.............................................  (1.7)   --     --
Domestic credit carryforwards.............................  (1.0)  (0.4)   --
Foreign carryforwards.....................................  (0.1)  (2.4)  (1.3)
Valuation allowance.......................................   0.4    1.3    1.3
Other, net................................................   --    (0.3)  (0.5)
                                                           -----  -----  -----
                                                           $(2.6) $ 4.1  $ 1.1
                                                           =====  =====  =====

                       SYSTEM SOFTWARE ASSOCIATES, INC.

The net deferred tax balance is comprised of (asset) liability:

                                                                      AS OF
                                                                   OCTOBER 31,
                                                                   ------------
                                                                   1995   1994
                                                                   -----  -----
                                                                   (IN MILLIONS)
Revenues (net of commissions) recognized for tax purposes in advance of financial reporting..................................  $(3.2) $(4.5)
Capitalization of software costs for financial reporting
 purposes........................................................   15.6   15.2
Provision for doubtful accounts..................................   (3.7)  (2.9)
Rent expense for financial reporting purposes....................   (1.6)  (1.6)
Expense recognized for financial reporting purposed in advance of
 tax.............................................................   (1.2)   --
Deferred gain....................................................   (1.7)   --
Unrealized equity gain...........................................    1.4    --
Domestic credit carryforwards....................................   (1.4)  (0.4)
Foreign carryforwards............................................   (3.8)  (3.7)
Valuation allowance..............................................    3.0    2.6
Other, net.......................................................   (0.5)  (0.6)
                                                                   -----  -----
                                                                   $ 2.9  $ 4.1
                                                                   =====  =====

  At October 31, 1995, the Company has approximately $7.8 million of foreign net operating loss carryforwards and $2.2 million of tax credit carryforwards. At October 31, 1995 and October 31, 1994, the Company recorded valuation allowances related to these items of $3.0 million and $2.6 million, respectively. Of the $7.8 million in foreign net operating loss carryforwards, $3.2 million expire in varying amounts through the fiscal year ending October 31, 2002, and $4.6 million may be carried forward indefinitely. The $2.2 million of tax credit carryforwards expire in varying amounts through the fiscal year ending October 31, 2000.

  During 1995, 1994, and 1993 certain employees disposed of shares acquired through the exercise of stock options that allowed the Company to record additional compensation expense for tax purposes measured as the difference between the fair value of the stock and the option price at the date of exercise. The aggregate tax benefit to the Company of $2.8 million, $0.3 million, and $0.4 million, respectively, has been credited to capital in excess of par value.

NOTE 8--STOCKHOLDERS' EQUITY:

  The Company has certain stock option plans and a long-term incentive plan under which options to purchase shares of the Company's common stock, stock appreciation rights, restricted stock, and cash awards may be granted to key employees and non-employees of the Company and its affiliates. The plans provide that an aggregate of 6,356,250 common shares be available for grant, subject to adjustments for stock splits, stock dividends, mergers, or other changes in capitalization. Options become exercisable in varying periods (typically five years) and are priced by the Board of Directors, but may not be less than 50% of the fair market value of the shares at the date of grant. All options granted during 1995, 1994, and 1993 were granted at fair market value. The option price per share at October 31, 1995 has been adjusted to reflect the three-for-two stock split.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

  The following is a summary of stock option activity:

                             AVAILABLE                           OPTION PRICE
                             FOR GRANT  UNEXERCISED EXERCISABLE    PER SHARE
                             ---------  ----------- ----------- ---------------
Balance, October 31, 1992... 1,338,627   1,276,573    334,612   $ 1.38 - $19.50
                             ---------   ---------   --------   ---------------
Granted.....................  (189,665)    189,665               12.25 -  24.75
Becoming exercisable........                          251,154     1.56 -  19.50
Cancelled...................    50,400     (50,400)               6.00 -  10.97
Exercised...................              (157,078)  (157,078)    2.77 -  11.67
                             ---------   ---------   --------   ---------------
Balance, October 31, 1993... 1,199,362   1,258,760    428,688     1.38 -  24.75
                             ---------   ---------   --------   ---------------
Granted.....................  (571,500)    571,500               11.75 -  16.75
Becoming exercisable........                          280,293     4.64 -  24.75
Cancelled...................    54,900     (54,900)               6.00 -  15.13
Exercised...................               (97,900)   (97,900)    2.89 -  12.38
                             ---------   ---------   --------   ---------------
Balance, October 31, 1994...   682,762   1,677,460    611,081     1.38 -  24.75
                             ---------   ---------   --------   ---------------
Granted.....................  (498,000)    498,000               12.25 -  27.13
Becoming exercisable........                          338,367     6.00 -  24.75
Cancelled...................   154,467    (154,467)               6.00 -  19.67
Exercised...................              (497,946)  (497,946)    1.56 -  19.50
Reflect three-for-two stock
 split......................   169,615     761,524    225,751
                             ---------   ---------   --------   ---------------
Balance, October 31,1995....   508,844   2,284,571    677,253   $ 0.92   $18.09
                             ---------   ---------   --------   ---------------

  During 1988, the Board of Directors approved a stockholder rights plan designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. At that time, the Company declared a distribution of one right for each share of common stock outstanding (effected as a stock dividend) to stockholders of record as of May 5, 1988, and generally to shares issuable under the Company's stock option plans. Each right entitles the registered holder to purchase from the Company one share of common stock at a purchase price of $47. Each right is exercisable ten days after the acquisition of 20% or more of the Company's voting stock, or the commencement of a tender or exchange offer under which the offerer would own 30% or more of the Company's stock.

  In the event of a proposed takeover satisfying certain additional conditions, the rights could be exercised by all holders other than the takeover bidder at an exercise price of half of the current market price of the Company's common stock. This would have the effect of significantly diluting the holdings of the takeover bidder. These rights expire on May 3, 1998.

  In November 28, 1995, the Board of Directors declared a three-for-two common stock split (to be effected as a stock dividend) for stockholders of record at December 15, 1995, to be effective December 27, 1995. The financial statements and relevant share and per share data included herein have been adjusted to reflect the stock split. The par value of the additional shares of common stock issued in connection with the stock split was credited to common stock and a like amount was charged to capital in excess of par value.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 9--FOREIGN INFORMATION:

  Information regarding geographic areas for the years ended October 31, 1995, 1994, and 1993 is as follows:


                                           EUROPE
                           UNITED STATES MIDDLE EAST OTHER  ELIMINATIONS TOTAL
                           ------------- ----------- ------ ------------ ------
                                              (IN MILLIONS)
Year Ended October 31,
 1995
  Sales to unaffiliated
   customers..............    $178.5       $153.1    $107.0    $(44.2)   $394.4
  Operating income........    $ 33.3       $ 13.0    $  6.3              $ 52.6
  Identifiable assets.....    $232.7       $130.2    $102.3    $(54.0)   $411.2
                              ------       ------    ------    ------    ------
Year Ended October 31,
 1994
  Sales to unaffiliated
   customers..............    $165.6       $119.4    $ 82.6    $(33.2)   $334.4
  Operating income........    $ 22.4       $  1.9    $  0.5              $ 24.8
  Identifiable assets.....    $199.2       $101.4    $ 84.0    $(51.4)   $333.2
                              ------       ------    ------    ------    ------
Year Ended October 31,
 1993
  Sales to unaffiliated
   customers..............    $127.1       $101.0    $ 56.1    $(20.8)   $263.4
  Operating income........    $ 27.5       $  7.5    $  1.1              $ 36.1
  Identifiable assets.....    $179.6       $ 90.9    $ 51.7    $(41.8)   $280.4
                              ------       ------    ------    ------    ------

  The sales and operating income amounts reflected above include intercompany royalties.

  United States sales by geographical areas during the years ended October 31, 1995, 1994, and 1993 are as follows:

                                                    FOREIGN
                                       ---------------------------------
                                         EUROPE     ASIA      CANADA
                         UNITED STATES MIDDLE EAST PACIFIC LATIN AMERICA TOTAL
                         ------------- ----------- ------- ------------- ------
                                             (IN MILLIONS)
Year Ended October 31,
 1995...................    $152.1        $14.3     $ 5.4      $ 6.7     $178.5
Year Ended October 31,
 1994...................    $129.2        $16.6     $ 9.9      $ 9.9     $165.6
Year Ended October 31,
 1993...................    $ 81.3        $15.3     $16.5      $14.0     $127.1

NOTE 10--COMMITMENTS AND CONTINGENCIES:

  The Company leases its office space and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rent expense under such leases aggregated approximately $11.0 million, $9.0 million, and $8.2 million during 1995, 1994, and 1993, respectively. Minimum annual rental commitments under noncancelable operating leases for periods subsequent to October 31, 1995 are as follows: $13.0 million in 1996, $11.0 million in 1997, $9.6 million in 1998, $8.6 million in 1999, $7.7 million in 2000, and $36.1 million in 2001 and thereafter.

  On November 20, 1995, the Company filed an action against Owens-Illinois ("Owens") in Illinois state court seeking damages based on Owens' failure to make payments required under a July 29, 1994, contract (the "Contract") between the parties. The Company is seeking approximately $5.95 million in damages. The Company believes it has a meritorious case and intends to prosecute the action vigorously. On the same day the Company filed suit against Owens, Owens filed a lawsuit in Illinois state court for rescission of the Contract and for damages. Owens seeks recovery of the $5.76 million it has already paid to the Company under the Contract as well as an unspecified amount of further actual and punitive damages based on the Company's alleged fraud in inducing Owens to enter into the Contract and the Company's alleged breach of the Contract. Although the outcome of this proceeding cannot be determined with certainty, management, in consultation with its legal

                        SYSTEM SOFTWARE ASSOCIATES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED) counsel, believes that the allegations of fraud and breach of contract are without merit and that the final outcome should not have a material adverse effect on the Company's operations or financial condition.

  In late November, a class action lawsuit was filed in the federal court in Chicago, Illinois, against the Company and certain of its officers, alleging damages to persons who purchased the Company's common stock during the period August 21, 1995 through November 22, 1995. Although the outcome of the proceeding cannot be determined with certainty, management, in consultation with its legal counsel, believes that the allegations are without merit and that the final outcome should not have a material adverse effect on the Company's operations or financial position.

  On February 22, 1991, a class action lawsuit was filed in the federal court in Chicago, Illinois, against the Company, its Chairman and Chief Executive Officer, and its former Chief Financial Officer. On July 2, 1993, after a two week trial, the jury returned a verdict in favor of all defendants on all counts. On August 10, 1994, the 7th Circuit Court in Chicago affirmed the jury verdict.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of System Software Associates, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of System Software Associates, Inc. and its subsidiaries at October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP
-------------------------------------
Price Waterhouse LLP
Chicago, Illinois
December 13, 1995

                                 SCHEDULE VIII

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                          BALANCE AT ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING  TO COSTS AND      WRITE-OFFS AND OTHER BALANCE AT END
                          OF PERIOD  EXPENSES          ADJUSTMENTS          OF PERIOD
                          ---------- ----------------- -------------------- --------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
  Year ended October 31,
   1995.................    $10.2          $ 3.3              $(1.0)            $12.5
  Year ended October 31,
   1994.................    $ 5.0          $ 8.0              $(2.8)            $10.2
  Year ended October 31,
   1993.................    $ 6.5          $ 2.7              $(4.2)            $ 5.0
                          BALANCE AT ADDITIONS CHARGED
                          BEGINNING  TO COSTS AND                           BALANCE AT END
                          OF PERIOD  EXPENSES          DEDUCTIONS           OF PERIOD
                          ---------- ----------------- -------------------- --------------
ACCUMULATED AMORTIZATION
 OF SOFTWARE COSTS
  Year ended October 31,
   1995.................    $26.2          $14.9                --              $41.1
  Year ended October 31,
   1994.................    $17.0          $ 9.2                --              $26.2
  Year ended October 31,
   1993.................    $10.7          $ 6.6              $(0.3)            $17.0
                          BALANCE AT ADDITIONS CHARGED
                          BEGINNING  TO COSTS AND                           BALANCE AT END
                          OF PERIOD  EXPENSES          DEDUCTIONS           OF PERIOD
                          ---------- ----------------- -------------------- --------------
ACCUMULATED AMORTIZATION
 OF INTANGIBLES
  Year ended October 31,
   1995.................    $ 0.3          $ 0.2                --              $ 0.5
  Year ended October 31,
   1994.................    $ 0.1          $ 0.2                --              $ 0.3
  Year ended October 31,
   1993.................      --           $ 0.1                --              $ 0.1
                          BALANCE AT ADDITIONS CHARGED
                          BEGINNING  TO COSTS AND                           BALANCE AT END
                          OF PERIOD  EXPENSES          DEDUCTIONS           OF PERIOD
                          ---------- ----------------- -------------------- --------------
ACCUMULATED AMORTIZATION
 OF COST IN EXCESS OF
 NET ASSETS OF ACQUIRED
 BUSINESSES
  Year ended October 31,
   1995.................    $ 4.3          $ 2.2              $(0.5)            $ 6.0
  Year ended October 31,
   1994.................    $ 2.5          $ 1.8                --              $ 4.3
  Year ended October 31,
   1993.................    $ 1.7          $ 0.8                --              $ 2.5

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                      DESCRIPTION                                  PAGE
-------                                    -----------                                  ----
  3.1     Certificate of Incorporation, as amended to date............................  (1)
  3.2     By-Laws, as amended to date.................................................  (2)
 10.8     Incentive Stock Option Plan.................................................  (3)
 10.12    Office Lease Northwestern Atrium Center, Chicago, Illinois, dated July 1,
          1987 (the "Chicago Lease")..................................................  (1)
 10.15    Non-Qualified Stock Option Plan.............................................  (4)
 10.16    SSA Incentive Savings Plan effective May 1, 1986 as amended and restated
          November 1, 1988............................................................  (5)
 10.19    Letter to Terry E. Notari dated October 25, 1989............................  (2)
 10.24    Agreement dated August 27, 1990 between the Registrant and Ameritech
          Information Systems, Inc. ("Ameritech").....................................  (6)
 10.25    Letter Agreement dated August 27, 1990 among the Registrant, Ameritech and
          Northwestern Atrium Center Associates L.P...................................  (6)
 10.29    Employment Agreement dated September 28, 1987 between System Software
          Associates, Ltd. and Terence H. Osborne.....................................  (7)
 10.30    Letter Agreement dated August 9, 1991 between the Registrant and Terence H.
          Osborne.....................................................................  (7)
 10.31    Long-Term Incentive Plan....................................................  (7)
 10.37    Note Agreement dated as of August 15, 1993..................................  (8)
 10.38    Letter Agreement dated August 12, 1994 between the Registrant and Joseph J.
          Skadra......................................................................  (9)
 10.40    Credit Agreement dated as of June 19, 1995..................................
 21.1     Subsidiaries of the Registrant..............................................
 23.1     Consent of Price Waterhouse LLP, the Registrant's Independent Accountants...

--------
(1) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1987 (File No. 0-15322).
(2) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1989 (File No. 0-15322).
(3) Incorporated by reference from the Registrant's Form S-1 Registration Statement effective February 12, 1987 (File No. 33-10920).
(4) Incorporated by reference from the Registrant's Form S-8 Registration Statement filed on October 4, 1988 (File No. 33-24516).
(5) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1988 (File No. 0-15322).
(6) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1990 (File No. 0-15322).
(7) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1991 (File No. 0-15322).
(8) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1993 (File No. 0-15322).
(9) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1994 (File No. 0-15322).