Form 10-Q
period 1996-01-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1996-02-29
CIK 808207

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1996
                                    ----------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                to       .
                                    --------------    ------
                        Commission  file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                 36-3144515
---------------------------------------------    ----------------------------
(State or other jurisdiction of incorporation    (IRS Employer Identification
            or organization)                                Number)

        500 W. Madison, 32nd Floor
            Chicago, Illinois                               60661
  ----------------------------------------              --------------
  (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)    (312) 258-6000
                                                        --------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X      NO             .
      ---------      ----------

  At February 22, 1996, there were 42,202,663 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY

NUMBERED PAGES:   12
                  --

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                                     INDEX
                                                       Page No.
Part I    Financial information
          Consolidated Balance Sheets -                   3-4
          January 31, 1996 and October 31, 1995
          Consolidated Statements of Income -               5
            three months ended January 31, 1996 and 1995
          Consolidated Statements of Cash Flows -           6
            three months ended January 31, 1996 and 1995
          Notes to Consolidated Financial                   7
            Statements
          Management's Discussion and Analysis of        8-10
            Financial Condition and Results of
            Operations
Part II   Other information                                11
          Signature Page                                   12

Part I  -  Financial Information
Item 1  -  Financial Statements

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                 (in millions)

                                                                          January 31,  October 31,
                                                                             1996         1995
                                                                          -----------  -----------
                                                                          (unaudited)
CURRENT ASSETS:
      Cash and equivalents                                                  $  25.2      $ 57.1
      Accounts receivable, less allowance for doubtful accounts of
         $11.8 and $12.5                                                      192.0       199.7
      Deferred income taxes                                                     7.2         7.0
      Prepaid expenses and other current assets                                21.4        21.3
                                                                          -----------  -----------
            Total current assets                                              245.8       285.1
                                                                          -----------  -----------

PROPERTY and EQUIPMENT:
      Data processing equipment                                                31.8        30.9
      Furniture and office equipment                                           14.8        14.1
      Leasehold improvements                                                    8.0         7.8
      Transportation equipment                                                  2.5         2.8
                                                                          -----------  -----------
                                                                               57.1        55.6
      Less - Accumulated depreciation and amortization                         32.7        31.3
                                                                          -----------  -----------
            Total property and equipment                                       24.4        24.3
                                                                          -----------  -----------

OTHER ASSETS:
      Software costs, less accumulated amortization of $45.9 and $41.1         62.3        59.0
      Cost in excess of net assets of acquired businesses,
         less accumulated amortization of $6.5 and $6.0                        19.2        18.2
      Investments in associated companies                                      21.6        16.5
      Miscellaneous                                                             7.5         8.1
                                                                          -----------  -----------
            Total other assets                                                110.6       101.8
                                                                          -----------  -----------
TOTAL ASSETS                                                                 $380.8      $411.2
                                                                          ===========  ===========

The accompanying notes are an integral part of these financial statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                       (in millions, except share data)

                                                                 January 31,  October 31,
                                                                   1996          1995
                                                                 -----------  -----------
                                                                 (unaudited)
CURRENT LIABILITIES:
      Current maturities of senior notes payable                 $   4.0       $    4.0
      Accrued commissions and royalties                             40.1           36.6
      Accounts payable and other accrued liabilities                31.3           46.9
      Accrued compensation and related benefits                     18.3           24.4
      Deferred revenue                                              50.7           51.0
      Income taxes payable                                          16.1           19.9
                                                                  ------         ------
            Total current liabilities                              160.5          182.8
                                                                  ------         ------
LONG-TERM OBLIGATIONS                                               27.3           33.9
                                                                  ------         ------
DEFERRED REVENUE                                                    24.4           27.3
                                                                  ------         ------
DEFERRED INCOME TAXES                                                9.9            9.9
                                                                  ------         ------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                       1.0            1.0
                                                                  ------         ------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 100,000 shares authorized,
           none issued or outstanding                                  -              -
      Common stock, $.0033 par value, 60,000,000 shares authorized,
            42,202,663 and 42,094,500 shares issued                  0.1            0.1
      Capital in excess of par value                                26.9           26.1
      Retained earnings                                            127.1          128.4
      Unrealized gain on available-for-sale securities               5.2            2.5
      Cumulative translation adjustment                             (1.6)          (0.8)
                                                                  ------         ------
            Total stockholders' equity                             157.7          156.3
                                                                  ------         ------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                        $380.8         $411.2
                                                                  ======         ======

The accompanying notes are an integral part of these financial statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share data)
                                  (unaudited)

                                                                Three Months Ended
                                                                   January 31,
                                                              --------------------
                                                               1996          1995
                                                              ------       -------
Revenues:
      License fees                                            $  59.3      $  49.0
      Client services and other                                  28.5         28.4
                                                               ------       ------
             Total revenues                                      87.8         77.4
                                                               ------       ------
Costs and Expenses:
      Cost of license fees                                       15.1         14.9
      Cost of client services and other                          19.4         16.3
      Sales and marketing                                        20.5         18.5
      Research and development                                   11.7          9.7
      General and administrative                                 16.3         15.0
                                                               ------       ------
            Total costs and expenses                             83.0         74.4
                                                               ------       ------
Operating income                                                  4.8          3.0
Non-operating income (expense), net                              (0.3)        (0.1)
                                                               ------       ------
Income before income taxes                                        4.5          2.9
Provision for income taxes                                        1.6          1.1
                                                               ------       ------
Net income                                                     $  2.9       $  1.8
                                                               ======       ======
Earnings per share                                             $ 0.07       $ 0.05
                                                               ======       ======
Dividends per share                                            $ 0.10       $ 0.08
                                                               ======       ======
Weighted average common and equivalent shares outstanding        43.1         41.1
                                                               ======       ======

The accompanying notes are an integral part of these financial statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions, unaudited)

                                                            Three Months Ended
                                                                January 31,
                                                            ------------------
                                                             1996        1995
                                                            ------       -----
Cash Flows From Operating Activities:
    Net income                                               $2.9       $ 1.8
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization of property and equipment   2.0         2.0
    Amortization of other assets                              4.8         3.8
    Provision for doubtful accounts                          (0.7)        1.0
    Deferred income taxes                                    (0.2)        0.3
    Deferred revenue                                         (1.8)       (2.9)
    Changes in operating assets and liabilities,
      net of acquisitions:
          Accounts receivable                                 5.7        11.2
          Prepaid expenses and other current assets          (0.3)       (2.1)
          Miscellaneous assets                                0.6          -
          Accrued commissions and royalties                  (1.8)       (1.3)
          Accounts payable and other accrued liabilities    (15.7)       (6.9)
          Accrued compensation and related benefits          (5.7)       (6.2)
          Income taxes payable                               (5.3)        0.2
                                                           -------     -------
                Net cash provided by (used in) operating    (15.5)        0.9
                                                           -------     -------

Cash Flows From Investing Activities:
    Purchases of property and equipment                      (1.5)       (0.8)
    Software costs                                           (7.6)       (5.2)
    Investments and acquisitions, net of cash acquired       (2.0)       (0.8)
    Proceeds from sales of assets                              -          1.4
                                                           -------     -------
          Net cash flows used in investing activities       (11.1)       (5.4)
                                                           -------     -------

Cash Flows From Financing Activities:
    Principal payments under financing obligations           (1.5)       (2.4)
    Amount borrowed under line of credit                      2.0          -
    Repayment of amount borrowed under line of credit        (2.0)         -
    Proceeds from exercise of stock options                   0.9         1.2
    Dividends paid                                           (4.2)       (3.2)
                                                           -------     -------
          Net cash used in financing activities              (4.8)       (4.4)
                                                           -------     -------

Effect of exchange rate changes on cash                      (0.5)        0.4
                                                           -------     -------
          Net decrease in cash and equivalents              (31.9)       (8.5)

Cash and equivalents:
          Beginning of year                                  57.1        60.2
                                                           -------     -------
          End of period                                     $25.2       $51.7
                                                           =======     =======

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or "the Company"). Except for the consolidated balance sheet for the fiscal year ended October 31, 1995, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1995.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

             Comparison of the Three Months Ended January 31, 1996
                   to the Three Months Ended January 31, 1995
                   ------------------------------------------

Total revenues increased 13% to $87.8 million during the first quarter of 1996 over total revenues of $77.4 million during the first quarter of 1995. Revenue increased in all areas except Europe, with North America and Latin America reporting particularly strong results. License fees of $59.3 million grew 21% over the prior year quarter reflecting continuing strength of the Company's product line. Client Services revenue for the quarter of $28.5 million was flat when compared to the prior year, in part due to the Company's growing partnerships with major consulting and systems integration firms.

Cost of license fees as a percentage of related revenues was 25% for the first quarter of 1996, down from 30% for the corresponding prior year period. The decrease is primarily attributable to declining Alliance partner royalty costs due to the Company's acquisition of certain of these software products. Alliance partner software products are developed by third parties and licensed to the Company for which the Company pays a royalty based on revenues. The decrease in cost of license fees was also due to decreasing affiliate commissions, reflecting a higher percentage of license fee revenue generated by SSA's direct sales organization in the first quarter of 1996 when compared to the first quarter of 1995.

Cost of Client Services as a percentage of related revenues was 68% for the first quarter of 1996 compared to 57% during the corresponding prior year period. Lower productivity related to newly hired technical professionals around the world, in particular those with open systems and object skills, resulted in an increase in cost of client services.

Sales and marketing as a percentage of license fee revenue was 35% and 38% in the first quarters of 1996 and 1995, respectively. The decrease was primarily due to increased productivity of the Company's direct sales organization.

Management's Discussion and Analysis of Financial Condition and Results of
Operations   (continued)

Gross (total) research and development (R&D) expenditures in the first quarter of 1996 increased $3.7 million or 25% over the first quarter of 1995. The increase is due to the Company's continuing development of its distributed object computing technology and enhancements of its existing products.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $6.9 million of software development costs in the first quarter of 1996 as compared to $5.2 million in the first quarter of 1995. The capitalization ratio (capitalized software as a percentage of gross R&D) in the first quarters of 1996 and 1995 was 37% and 35%, respectively. The increase was due in part to construction and testing activities related to the Company's distributed object computing architecture.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.


                              (in millions)            Percentage
                         Quarter Ended January 31,       Change
                         ------------------------      ----------
                                                         1996 vs.
                           1996            1995            1995
                         --------        --------      ----------
Gross R&D costs           $ 18.6          $ 14.9           25%
Less amount capitalized     (6.9)           (5.2)          33%
                         --------        --------      ----------
Net R&D costs             $ 11.7          $  9.7           21%
                         --------        --------      ----------




General and administrative expenses of $16.3 million increased $1.3 million, or 9%, over the prior year to support the Company's worldwide expansion, including the establishment of direct operations in Chile, Columbia and Czechoslovakia, as well as various acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents declined from $57.1 million at October 31, 1995 to $25.2 million at January 31, 1996 due to the pay down of year-end accruals which reflect the relatively high level of activity in the Company's fourth quarter, payment of the Company's annual dividend which increased 25% over the prior year ($.10 per share versus $.08 in the prior year), tax payments related to the Company's record profitability in fiscal 1995 and investments in product and affiliate acquisitions.

Management anticipates that cash generated from operations together with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future.

Part II - Other Information

Item 1.  Legal Proceedings

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

In late November, two class action lawsuits were filed in the federal court in Chicago, Illinois, against the Company and certain of its officers, alleging damages to persons who purchased the Company's common stock during the period August 21, 1995 through November 22, 1995. The plaintiffs subsequently dismissed each of these suits voluntarily, without any liability to the Company.



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

Date     February 27, 1996
         -----------------

                                       System Software Associates, Inc.

                                        /s/ Roger E. Covey
                                        ------------------
                                        Roger E. Covey
                                        Chairman and
                                        Chief Executive Officer

                                        /s/ Joseph J. Skadra
                                        --------------------
                                        Joseph J. Skadra
                                        Chief Financial Officer