Form 10-Q
period 1996-04-30
SYSTEM SOFTWARE ASSOCIATES INC
filed 1996-06-14
CIK 808207

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 1996
                                     --------------

                                       OR

[  ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________.

                        Commission  file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      36-3144515
- ---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (IRS Employer Identification Number)
     incorporation or organization)

       500 W. Madison, 32nd Floor
           Chicago, Illinois                               60661
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)   (312) 258-6000
                                                    ----------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X      NO              .
    ------------    -------------

  At June 10, 1996, there were 42,351,867 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:   13
                  --

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                                     INDEX

                                                                  Page No.
        Part I         Financial information

                       Consolidated Balance Sheets -                   3-4
                         April 30, 1996 and October 31, 1995

                       Consolidated Statements of Income -               5
                         three and six months ended April 30,
                         1996 and 1995

                       Consolidated Statements of Cash Flows -           6
                         six months ended April 30, 1996 and 1995

                       Notes to Consolidated Financial                   7
                         Statements

                       Management's Discussion and Analysis of        8-11
                         Financial Condition and Results of
                         Operations

        Part II        Other information                                12

        Signature Page                                                  13


                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                 (in millions)

                                                                                April 30,   October 31,
                                                                                  1996        1995
                                                                                ----------  ----------
                                                                                (unaudited)
CURRENT ASSETS:
      Cash and equivalents                                                        $ 21.6      $ 57.1
      Accounts receivable, less allowance for doubtful accounts of $11.8
            and $12.5                                                              219.1       199.7
      Deferred income taxes                                                          7.4         7.0
      Prepaid expenses and other current assets                                     24.6        21.3
                                                                                ----------  ----------
            Total current assets                                                   272.7       285.1
                                                                                ----------  ----------

PROPERTY and EQUIPMENT:
      Data processing equipment                                                     33.9        30.9
      Furniture and office equipment                                                16.2        14.1
      Leasehold improvements                                                         8.1         7.8
      Transportation equipment                                                       2.0         2.8
                                                                                ----------  ----------
                                                                                    60.2        55.6
      Less - Accumulated depreciation and amortization                              34.2        31.3
                                                                                ----------  ----------
            Total property and equipment                                            26.0        24.3
                                                                                ----------  ----------

OTHER ASSETS:
      Software costs, less accumulated amortization of $50.7 and $41.1              67.9        59.0
      Cost in excess of net assets of acquired businesses,
            less accumulated amortization of $7.0 and $6.0                          19.4        18.2
      Investments in associated companies                                           24.8        16.5
      Miscellaneous                                                                  6.9         8.1
                                                                                ----------  ----------
            Total other assets                                                     119.0       101.8
                                                                                ----------  ----------
TOTAL ASSETS                                                                      $417.7      $411.2
                                                                                =========   =========

The accompanying notes are an integral part of these financial statements.

                      SYSTEM SOFTWARE ASSOCIATES, INC.
                        CONSOLIDATED BALANCE SHEETS
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                      (in millions, except share data)

                                                                            April 30,     October 31,
                                                                              1996           1995
                                                                            ----------    ----------
                                                                            (unaudited)
CURRENT LIABILITIES:
      Short term borrowings and current maturities of senior notes payable    $ 24.3        $  4.0
      Accrued commissions and royalties                                         48.9          36.6
      Accounts payable and other accrued liabilities                            35.8          46.9
      Accrued compensation and related benefits                                 19.4          24.4
      Deferred revenue                                                          44.7          51.0
      Income taxes payable                                                      16.6          19.9
                                                                            ----------    ----------
            Total current liabilities                                          189.7         182.8
                                                                            ----------    ----------
LONG-TERM OBLIGATIONS                                                           27.3          33.9
                                                                            ----------    ----------
DEFERRED REVENUE                                                                29.7          27.3
                                                                            ----------    ----------
DEFERRED INCOME TAXES                                                            9.9           9.9
                                                                            ----------    ----------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                     -           1.0
                                                                            ----------    ----------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 100,000 shares authorized, none
           issued or outstanding                                                   -             -
      Common stock, $.0033 par value, 60,000,000 shares authorized,
           42,351,192 and 42,094,500 shares issued                               0.1           0.1
      Capital in excess of par value                                            28.0          26.1
      Retained earnings                                                        127.4         128.4
      Unrealized gain on available-for-sale securities                           7.3           2.5
      Cumulative translation adjustment                                         (1.7)         (0.8)
                                                                            ----------    ----------
            Total stockholders' equity                                         161.1         156.3
                                                                            ----------    ----------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                    $417.7        $411.2
                                                                            ==========    ==========

The accompanying notes are an integral part of these financial statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share data)
                                  (unaudited)

                                                   Three Months Ended         Six Months Ended
                                                        April 30,                  April 30,
                                                 ----------------------    -----------------------
                                                   1996        1995           1996         1995
                                                 ---------   ----------    ----------   ----------
Revenues:
      License fees                                $  71.5     $  52.1       $  130.8     $  101.1
      Client services and other                      30.6        32.2           59.1         60.6
                                                 ---------   ----------    ----------   ----------
            Total revenues                          102.1        84.3          189.9        161.7
                                                 ---------   ----------    ----------   ----------
Costs and Expenses:
      Cost of license fees                           24.9        16.0           40.0         30.9
      Cost of client services and other              22.0        18.7           41.4         35.0
      Sales and marketing                            25.3        19.6           45.8         38.1
      Research and development                       11.6         9.3           23.3         19.0
      General and administrative                     17.4        14.3           33.7         29.3
                                                 ---------   ----------    ----------   ----------
            Total costs and expenses                101.2        77.9          184.2        152.3
                                                 ---------   ----------    ----------   ----------
Operating income                                      0.9         6.4            5.7          9.4
Non-operating income (expense), net                  (0.5)        0.1           (0.8)           -
                                                 ---------   ----------    ----------   ----------
Income before income taxes and minority interest      0.4         6.5            4.9          9.4
Provision for income taxes                            0.1         2.2            1.7          3.3
                                                 ---------   ----------    ----------   ----------
Income before minority interest                       0.3         4.3            3.2          6.1
Minority interest                                       -        (0.1)             -         (0.1)
                                                 ---------   ----------    ----------   ----------
Net income                                        $   0.3     $   4.2       $    3.2     $    6.0
                                                 =========   ==========    ==========   ==========
Earnings per share                                $  0.01     $  0.10       $   0.07     $   0.15
                                                 =========   ==========    ==========   ==========
Dividends per share                               $     -     $     -       $   0.10     $   0.08
                                                 =========    =========    ==========    =========
Weighted average common and equivalent shares
      outstanding                                    43.0        41.9           43.1         41.6
                                                 =========    =========    ==========    =========

The accompanying notes are an integral part of these financial statements.

                 SYSTEM SOFTWARE ASSOCIATES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (in millions, unaudited)

                                                                       Six Months Ended
                                                                           April 30,
                                                                    ----------------------
                                                                      1996          1995
                                                                    --------      --------
Cash Flows From Operating Activities:
    Net income                                                       $ 3.2         $ 6.0
    Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization of property and equipment            4.1           4.1
    Amortization of other assets                                      10.7           7.7
    Provision for doubtful accounts                                   (0.7)          1.0
    Deferred income taxes                                             (0.4)          0.5
    Deferred revenue                                                  (2.8)         (3.2)
    Minority interest                                                   -            0.1
    Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                        (21.5)         10.1
          Prepaid expenses and other current assets                   (3.6)         (5.5)
          Miscellaneous assets                                         1.1           0.1
          Accrued commissions and royalties                            7.1          (1.4)
          Accounts payable and other accrued liabilities             (11.1)         (6.0)
          Accrued compensation and related benefits                   (4.7)         (6.6)
          Income taxes payable                                        (6.0)         (0.3)
                                                                    --------      --------
                Net cash provided by (used in) operating activities  (24.6)          6.6
                                                                    --------      --------

Cash Flows From Investing Activities:
    Purchases of property and equipment                               (5.3)         (1.6)
    Software costs                                                   (18.5)        (10.5)
    Investments and acquisitions, net of cash acquired                (3.6)         (0.8)
    Proceeds from sales of assets                                       -            1.4
                                                                    --------      --------
          Net cash flows used in investing activities                (27.4)        (11.5)
                                                                    --------      --------

Cash Flows From Financing Activities:
    Principal payments under financing obligations                    (1.5)         (2.7)
    Amount borrowed under line of credit                              22.3            -
    Repayment of amount borrowed under line of credit                 (2.0)           -
    Proceeds from exercise of stock options                            2.0           2.4
    Dividends paid                                                    (4.2)         (3.2)
                                                                    --------      --------
          Net cash provided by (used in) financing activities         16.6          (3.5)
                                                                    --------      --------

Effect of exchange rate changes on cash                               (0.1)         (1.6)
                                                                    --------      --------
          Net decrease in cash and equivalents                       (35.5)        (10.0)

Cash and equivalents:
          Beginning of year                                           57.1          60.2
                                                                    --------      --------
          End of period                                              $21.6         $50.2
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

RESULTS OF OPERATIONS

              Comparison of the Three Months Ended April 30, 1996
                    to the Three Months Ended April 30, 1995
                    ----------------------------------------

Total revenues recorded during the second quarter of 1996 increased 21% to $102.1 million over second quarter 1995 total revenues of $84.3 million. Revenue increases were reported in all of the Company's geographic regions. License fees grew 37% to $71.5 million over the prior year quarter reflecting continuing strength of the Company's product line. Client Services revenues in the most recent quarter declined 5% when compared to the same quarter in 1995 primarily due to a significant amount of training time required of newly hired Client Services professionals.

Cost of license fees as a percentage of related revenues was 35% for the second quarter of 1996, up from 31% for the corresponding prior year period. The increase is primarily attributable to commissions resulting from a higher mix of license fees from the Company's indirect sales channels, and increased warranty expense, partially offset by declining Alliance partner/third party software royalties. Recently the Company has entered into partnerships with the major computer hardware manufacturers as an important indirect source of software distribution, primarily in the developing economies of the world where a totally integrated open architecture client/server solution is required. Under such partnerships, SSA normally grants the manufacturers a non-exclusive right to sub-license a fixed amount of SSA software to end users in a designated territory in return for a fixed fee.

Cost of client services as a percentage of related revenues was 72% for the second quarter of 1996 compared to 58% during the corresponding prior year period. Lower productivity related to newly hired technical professionals around the world, in particular those with open systems and object skills, combined with investments in training resulted in an increase in cost of client services.

Sales and marketing as a percentage of license fee revenues was 35% and 38% in the second quarters of 1996 and 1995, respectively. The decrease was primarily due to a lower mix of direct channel revenues and increased productivity of the Company's direct sales organization.

Management's Discussion and Analysis of Financial Condition and Results of
 Operations (continued)

Gross (total) research and development (R&D) expenditures in the second quarter of 1996 increased $7.1 million or 49% over the second quarter of 1995. The increase is due to the Company's continuing development of its distributed object computing technology and enhancements of its existing products.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $9.9 million of software development costs in the second quarter of 1996 as compared to $5.1 million in the second quarter of 1995. The capitalization ratio (capitalized software as a percentage of gross R&D) in the first quarters of 1996 and 1995 was 46% and 35%, respectively. The increase was due in part to construction and testing activities related to the Company's distributed object computing architecture.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

- ----------------------------------------------------------------
                                  (in millions)       Percentage
                             Quarter Ended April 30,    Change
- ----------------------------------------------------------------

                                                       1996 vs.
                                1996         1995        1995
- ----------------------------------------------------------------

    Gross R&D expenditures        $21.5       $14.4           49%
    Less amount capitalized        (9.9)       (5.1)          94%
- ----------------------------------------------------------------
    Net R&D costs                 $11.6       $ 9.3           25%
- ----------------------------------------------------------------

General and administrative expenses of $17.4 million increased $3.1 million, or 22%, over the prior year to support the Company's worldwide expansion, including the establishment of direct operations in Chile, Columbia and Czechoslovakia, as well as various acquisitions.

               Comparison of the Six Months Ended April 30, 1996
                     to the Six Months Ended April 30, 1995
                     --------------------------------------

The principal variations for the six months ended April 30, 1996, when supplemented with the following comments, are relatively consistent with the discussion of the second quarter results.

Total revenues increased 17% to $189.9 million for the first six months of 1996 over total revenues of $161.7 million recorded during the first six months of 1995. The revenue increase was attributable to higher license fees, which were up 29% compared to the prior year, partially offset by a 2% decline in client services revenues.

Cost of license fees as a percentage of related revenues remained constant at 31% for the first six months of 1996 and 1995. Increased commissions resulting from a higher mix of indirect sales channel revenues and increased warranty costs were offset by decreased Alliance partner/third party software royalties due to the Company's acquisition of certain of these software products.


The following table sets forth R & D expenditures and related capitalized amounts for the first six months of 1996 and 1995.

- -------------------------------------------------------------------
                                   (in millions)         Percentage
                             Six Months Ended April 30,    Change
- -------------------------------------------------------------------

                                                          1996 vs.
                                 1996          1995         1995
- -------------------------------------------------------------------

    Gross R&D expenditures        $ 40.1        $ 29.3           37%
    Less amount capitalized        (16.8)        (10.3)          63%
- -------------------------------------------------------------------
    Net R&D costs                 $ 23.3        $ 19.0           23%
- -------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents declined from $57.1 million at October 31, 1995 to $21.6 million at April 30, 1996 due to the pay down of year-end accruals which reflect the relatively high level of activity in the Company's fourth quarter, payment of the Company's annual dividend which increased 25% over the prior year ($.10 per share versus $.08 in the prior year), tax payments related to the Company's record profitability in fiscal 1995, acquisitions of products and affiliates and increased operating expenses in support of the Company's strategic move into the Unix open systems market. The Company experienced an increase of three Days Sales Outstanding (DSO) in accounts receivable from 196 at October 31, 1995 to 199 at April 30, 1996 due to the increasingly competitive environment of ERP software. At April 30, 1996, $20.3 million was outstanding under the Company's $50.0 multi-bank line of credit. At October 31, 1995, there was no outstanding balance.

Management anticipates that cash generated from operations together with current working capital and available credit lines will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future. The Company is presently exploring the possibility of a public or private sale of debt or equity securities to finance increased sales and marketing and product development of the Company's new version of its client/server software product.

Part II - Other Information

Item 1.  Legal Proceedings

The Company is not currently subject to any material pending legal proceedings.

On November 20, 1995, the Company filed an action against Owens-Illinois ("Owens") in Illinois state court seeking damages based on Owens' failure to make payments required under a July 29, 1994, contract (the "Contract") between the parties. On the same day the Company filed suit against Owens, Owens filed a lawsuit in Illinois state court for rescission of the Contract and for damages. On April 18, 1996, the Company and Owens jointly announced that they had settled the lawsuits and, as a result, both lawsuits were dismissed. Terms of the settlement were not disclosed.

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

Date     June 14, 1996
         -------------

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