Form 10-Q
period 1996-07-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1996-09-16
CIK 808207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 1996
                                     -------------

                                      OR

[  ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ______________ to __.

                        Commission file number 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                      36-3144515
- ---------------------------------------------    ------------------------------
(State or other jurisdiction of incorporation    (IRS Employer Identification
or organization                                  Number)


     500 W. Madison, 32nd Floor
        Chicago, Illinois                                    60661
- ---------------------------------------------    ------------------------------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)   (312) 258-6000
                                                     --------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES    X      NO        .
    -------       ------

  At September 9, 1996, there were 42,568,353 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY

NUMBERED PAGES:   13
                  --

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX

                                                                           Page
Part I             Financial information                                    No.
                   Consolidated Balance Sheets -                            3-4
                     July 31, 1996 and October 31, 1995

                   Consolidated Statements of Income -                        5
                     three and nine months ended July 31, 1996 and 1995

                   Consolidated Statements of Cash Flows -                    6
                     nine months ended July 31, 1996 and 1995

                   Notes to Consolidated Financial Statements                 7

                   Management's Discussion and Analysis of                 8-11
                     Financial Condition and Results of
                     Operations

Part II            Other information                                         12

Signature Page                                                               13

Part I  -  Financial Information
Item 1 -  Financial Statements

                         SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS
                                  (in millions)

                                                                                     July 31,   October 31,
                                                                                       1996        1995
                                                                                   -----------  -----------
                                                                                   (unaudited)
CURRENT ASSETS:
  Cash and equivalents                                                                  $ 19.2       $ 57.1
  Accounts receivable, less allowance for doubtful accounts of $12.7 and $12.5           235.4        199.7
  Deferred income taxes                                                                    7.7          7.0
  Prepaid expenses and other current assets                                               28.2         21.3
                                                                                   -----------  -----------
    Total current assets                                                                 290.5        285.1
                                                                                   -----------  -----------

PROPERTY and EQUIPMENT:
  Data processing equipment                                                               35.3         30.9
  Furniture and office equipment                                                          18.4         14.1
  Leasehold improvements                                                                   8.6          7.8
  Transportation equipment                                                                 2.3          2.8
                                                                                   -----------  -----------
                                                                                          64.6         55.6
  Less - Accumulated depreciation and amortization                                        37.0         31.3
                                                                                   -----------  -----------
    Total property and equipment                                                          27.6         24.3
                                                                                   -----------  -----------

OTHER ASSETS:
  Software costs, less accumulated amortization of $56.0 and $41.1                        75.2         59.0
  Cost in excess of net assets of acquired businesses,
   less accumulated amortization of $7.7 and $6.0                                         23.6         18.2
  Investments in associated companies                                                     15.0         16.5
  Miscellaneous                                                                            9.7          8.1
                                                                                   -----------  -----------
    Total other assets                                                                   123.5        101.8
                                                                                   -----------  -----------
TOTAL ASSETS                                                                            $441.6       $411.2
                                                                                   ===========  ===========


  The accompanying notes are an integral part of these financial statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                       (in millions, except share data)

                                                                              July 31,                           October 31,
                                                                                1996                                1995
                                                                             ------------                        -----------
                                                                             (unaudited)
CURRENT LIABILITIES:
      Short term borrowings and current maturities of senior notes payable     $  50.4                              $  4.0
      Accrued commissions and royalties                                           55.6                                36.6
      Accounts payable and other accrued liabilities                              49.2                                46.9
      Accrued compensation and related benefits                                   19.6                                24.4
      Deferred revenue                                                            49.8                                51.0
      Income taxes payable                                                         4.6                                19.9
                                                                                ------                              ------
            Total current liabilities                                            229.2                               182.8
                                                                                ------                              ------
LONG-TERM OBLIGATIONS                                                             27.9                                33.9
                                                                                ------                              ------
DEFERRED REVENUE                                                                  31.1                                27.3
                                                                                ------                              ------
DEFERRED INCOME TAXES                                                              9.9                                 9.9
                                                                                ------                              ------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES                                      --                                 1.0
                                                                                ------                              ------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 100,000 shares authorized, none
           issued or outstanding                                                    -                                   -
      Common stock, $.0033 par value, 60,000,000 shares authorized,
           42,565,053 and 42,094,500 shares issued                                0.1                                 0.1
      Capital in excess of par value                                             31.5                                26.1
      Retained earnings                                                         108.3                               128.4
      Unrealized gain on available-for-sale securities                            5.2                                 2.5
      Cumulative translation adjustment                                          (1.6)                               (0.8)
                                                                               ------                              ------
            Total stockholders' equity                                          143.5                               156.3
                                                                               ------                              ------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                     $441.6                              $411.2
                                                                               ======                              ======

The accompanying notes are an integral part of these financial statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in millions, except per share data)
                                  (unaudited)

                                                           Three Months Ended       Nine Months Ended
                                                                July 31,                 July 31,
                                                         -----------------------  ---------------------
                                                             1996        1995        1996       1995
                                                         -----------  ----------  ---------- ----------
Revenues:
   License fees                                              $  48.2     $  72.3    $  179.0    $ 173.4

   Client services and other                                    27.1        32.7        86.2       93.3
                                                         -----------  ----------  ---------- ----------
       Total revenues                                           75.3       105.0       265.2      266.7
                                                         -----------  ----------  ---------- ----------
Costs and Expenses:

   Cost of license fees                                         19.2        21.0        59.2       51.9

   Cost of client services and other                            23.4        21.3        64.8       56.3

   Sales and marketing                                          26.1        20.7        71.9       58.8

   Research and development                                     14.9        10.0        38.2       29.0

   General and administrative                                   24.0        14.6        57.7       43.9
                                                         -----------  ----------  ---------- ----------
       Total costs and expenses                                107.6        87.6       291.8      239.9
                                                         -----------  ----------  ---------- ----------

Operating income (loss)                                        (32.3)       17.4       (26.6)      26.8

Gain on sale of available-for-sale securities                    3.6        -            3.6       -

Other non-operating income (expense), net                       (1.2)       (0.1)       (2.0)      (0.1)
                                                         -----------  ----------  ---------- ----------

Income (loss) before income taxes and minority interest        (29.9)       17.3       (25.0)      26.7

Provision (benefit) for income taxes                           (10.8)        6.1        (9.1)       9.4
                                                         -----------  ----------  ---------- ----------
Income (loss) before minority interest                         (19.1)       11.2       (15.9)      17.3

Minority interest                                                  -           -           -       (0.1)
                                                         -----------  ----------  ---------- ----------
Net income (loss)                                            $ (19.1)    $  11.2    $  (15.9)   $  17.2
                                                          ==========   =========   =========  =========
Earnings (loss) per share                                    $ (0.44)    $  0.27    $  (0.37)   $  0.42
                                                          ==========   =========   =========  =========
Dividends per share                                          $  -        $  -       $   0.10    $  0.08
                                                          ==========   =========   =========  =========
Weighted average common and equivalent shares
   outstanding                                                  43.0        42.0        43.1       41.7
                                                          ==========   =========   =========  =========


The accompanying notes are an integral part of these financial statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions, unaudited)

                                                                                          Nine Months Ended
                                                                                               July 31,
                                                                                 -------------------------------------
                                                                                   1996                        1995
                                                                                 ---------                  ----------
Cash Flows From Operating Activities:
  Net income (loss)                                                                 $(15.9)                      $17.2
  Adjustments to reconcile net income to net cash
    provided by operating activities:
  Depreciation and amortization of property and equipment                              6.5                         5.9
  Amortization of other assets                                                        16.8                        12.0
  Provision for doubtful accounts                                                      3.5                         1.0
  Gain on sale of available-for-sale securities                                       (3.6)                          -
  Deferred income taxes                                                               (0.3)                       (2.6)
  Deferred revenue                                                                     3.0                        (7.5)
  Minority interest                                                                      -                         0.1
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable                                                              (38.8)                       (0.4)
    Prepaid expenses and other current assets                                         (4.8)                       (3.7)
    Miscellaneous assets                                                               1.5                        (7.4)
    Accrued commissions and royalties                                                  8.9                         3.2
    Accounts payable and other accrued liabilities                                    (0.4)                       (3.8)
    Accrued compensation and related benefits                                         (5.1)                       (6.5)
    Income taxes payable                                                             (16.7)                        7.5
                                                                                 ---------                  ----------
      Net cash provided by (used in) operating activities                            (45.4)                       15.0
                                                                                 ---------                  ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                                                 (8.5)                       (3.0)
  Software costs                                                                     (31.1)                      (17.9)
  Investments and acquisitions, net of cash acquired                                  (4.5)                       (3.8)
  Proceeds from sale of available-for-sale securities                                  9.0                           -
  Proceeds from sales of assets                                                          -                         1.7
                                                                                 ---------                  ----------
    Net cash flows used in investing activities                                      (35.1)                      (23.0)
                                                                                 ---------                  ----------

Cash Flows From Financing Activities:
  Principal payments under financing obligations                                      (1.5)                       (3.1)
  Amount borrowed under line of credit                                                48.4                           -
  Repayment of amount borrowed under line of credit                                   (2.0)                          -
  Proceeds from exercise of stock options                                              2.0                         3.3
  Dividends paid                                                                      (4.2)                       (3.2)
                                                                                 ---------                  ----------
    Net cash provided by (used in) financing activities                               42.7                        (3.0)
                                                                                 ---------                  ----------

Effect of exchange rate changes on cash                                               (0.1)                       (0.7)
                                                                                 ---------                  ----------
    Net decrease in cash and equivalents                                             (37.9)                      (11.7)

Cash and equivalents:
    Beginning of year                                                                 57.1                        60.2
                                                                                 ---------                  ----------
    End of period                                                                   $ 19.2                       $48.5
                                                                                 =========                  ==========

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

Note 2 -- Borrowing Arrangements

     Based on the financial results for the current quarter, the Company was in technical default of certain financial covenants contained in its $50.0 million bank line of credit agreement (the Bank Line) and its $30.0 million Senior Notes (the Notes). The Company has obtained waivers of the technical default, and in connection therewith has amended certain terms and conditions of both the Bank Line and the Notes. The banks and the note holders have also agreed to use their best efforts to negotiate with the Company with a view towards revising the Company's financial covenants in the respective agreements in light of the Company's recent results of operations and to negotiate a definitive inter-creditor agreement.

     Pursuant to the agreements as amended, borrowings under the Bank Line will bear interest at the banks' reference rate (prime) plus 1%, and the Senior Notes will bear interest at rates ranging from 7.32% to 8.19%. In addition, the Company will grant the banks and the note holders a collateral security interest in all of its assets located in the United States, and will also pledge 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries.

Item 2--Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

              Comparison of the Three Months Ended July 31, 1996
                    to the Three Months Ended July 31, 1995
                    ---------------------------------------

Total revenues recorded during the third quarter of 1996 decreased 28% to $75.3 million from third quarter 1995 total revenues of $105.0 million. Revenue increased in North America while declines were reported in the Company's other geographic regions. License fees declined 33% to $48.2 million from the prior year quarter due to the postponement of clients' decisions on licensing software in order to more fully evaluate the Company's software. The Company has entered into partnerships with major computer manufacturers and other system integrators as an important indirect source of software distribution, primarily in developing economies of the world where a totally integrated client/server solution is required. These partners are granted a non-exclusive right to sub-license a fixed amount of SSA software to end users in a designated territory in return for a fixed fee. Revenue generated in the third quarter of 1996 from these arrangements were lower than in the same quarter last year both in dollar volume and as a percentage of total license fee revenues. Client Services revenues in the most recent quarter declined 17% when compared to the same quarter in 1995 primarily due to decreased productivity caused in part by allocation of resources to perform warranty work and continuing training of Client Services professionals.

Cost of license fees as a percentage of related revenues was 40% in the third quarter of 1996, up from 29% for the corresponding prior year period. The increase is primarily attributable to $1.4 million increased amortization expense of capitalized software development costs, $1.3 million increased warranty expense as well as increased software royalties on revenues related to Unix database products.

Cost of client services as a percentage of related revenues was 86% for the third quarter of 1996 compared to 65 % during the corresponding prior year period. Lower productivity related to newly hired technical professionals around the world, in particular those with open systems and object skills, allocation of resources to perform warranty work and investments in training resulted in an increase in cost of client services as a percentage of related revenues.

Sales and marketing as a percentage of license fee revenues was 54% and 29% in the third quarters of 1996 and 1995, respectively, primarily due to decreased revenues as described above and increased expenditures to develop vertical industry groups in support of its continuing move into the Unix open systems client/server market.

Management's Discussion and Analysis of Financial Condition and Results of
Operations   (continued)




Gross (total) research and development (R&D) expenditures in the third quarter of 1996 increased $11.6 million or 76% over the third quarter of 1995. The increase is due to the Company's continuing development of its distributed object computing technology and enhancements of its existing products.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $12.0 million of software development costs in the third quarter of 1996 as compared to $5.3 million in the third quarter of 1995. The capitalization ratio (capitalized software as a percentage of gross R&D) in the third quarters of 1996 and 1995 was 45% and 35%, respectively. The increase was due in part to construction and testing activities related to the Company's distributed object computing architecture.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.


- --------------------------------------------------------------------------------
                                   (in millions)                     Percentage
                               Quarter Ended July 31,                  Change
- --------------------------------------------------------------------------------

                                                                      1996 vs.
                                   1996        1995                     1995
- --------------------------------------------------------------------------------
     Gross R&D expenditures      $ 26.9       $15.3                      76%
     Less amount capitalized      (12.0)       (5.3)                    126%
- --------------------------------------------------------------------------------
     Net R&D costs               $ 14.9       $10.0                      49%
- --------------------------------------------------------------------------------

General and administrative expenses of $24.0 million increased $9.4 million over the prior year primarily due to new facilities to support the Company's worldwide expansion, increased computer equipment rent, and $4.1 million of combined additional provision for doubtful accounts and write-off of bad debts dating back to 1994 and prior periods.

The gain on sale of available-for-sale securities of $3.6 million in the current quarter resulted from the sale of a portion of the Company's stock holdings of Harbinger Corporation.

Other nonoperating expense increased $1.1 million in the current quarter as compared to the prior year quarter primarily due to borrowings under the Company's bank line of credit.

The tax benefit on the pretax loss resulted in an effective rate of 36%, representing the estimated annual rate on the total year's results.


               Comparison of the Nine Months Ended July 31, 1996
                     to the Nine Months Ended July 31, 1995
                     --------------------------------------

The principal variations for the nine months ended July 31, 1996, when supplemented with the following comments, are relatively consistent with the discussion of the third quarter results.

Total revenues of $265.2 million for the first nine months of 1996 declined $1.5 million from the first nine months of 1995. License fees increased 3% as the growth in the first two quarters was partially offset by the third quarter decline. Indirect channel licence fee revenues (consisting of affiliate and system integration partner revenues) were up 39% during the first nine months of 1996 when compared to the same period last year due primarily to the first systems integrator distribution agreement being recorded in the Company's third quarter of 1995. Client services revenues declined 8%.

Cost of license fees as a percentage of related revenues increased for the first nine months of the year to 33% from 30% in the prior year. Increased commissions resulting from a higher mix of indirect sales channel revenues and $3.0 million increased warranty expenses were offset by decreased third party software royalties due to the Company's acquisition of certain of these software products.

The following table sets forth R & D expenditures and related capitalized amounts for the first nine months of 1996 and 1995.

- --------------------------------------------------------------------------------
                                           (in millions)            Percentage
                                      Nine Months Ended July 31,      Change
- --------------------------------------------------------------------------------
                                                                      1996 vs.
                                         1996          1995            1995
- --------------------------------------------------------------------------------
     Gross R&D expenditures             $67.0        $44.6             50%
     Less amount capitalized            (28.8)       (15.6)            85%
- --------------------------------------------------------------------------------
     Net R&D costs                      $38.2         $29.0            32%
- --------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1996, cash and equivalents totaled $19.2 million. During the first nine months of the current year, cash and equivalents declined $37.9 million and borrowing under the Company's bank line of credit increased by $46.4 million due to continued investment in product development, pay down of prior year-end accruals which reflect the relatively high level of activity in the Company's fourth quarter, payment of the Company's annual dividend which increased 25% over the prior year ($.10 per share versus $.08 in the prior year), tax payments related to the Company's record profitability in fiscal 1995, acquisitions of products and affiliates and increased operating expenses in support of the Company's strategic move into the Unix open systems client/server market. In addition, the Company experienced an increase of 34 Days Sales Outstanding (DSO) in accounts receivable from 196 at October 31, 1995 to 230 at July 31, 1996 primarily due to the increasingly competitive environment for ERP software which have caused payment terms to be extended beyond those experienced by the Company in the past, slowness in collections in the Company's third quarter, and a decrease in the mix of client services receivables which have shorter terms. However, in the first month of its fourth quarter 1996 collections were $30.0 million and exceeded the same month in 1995 by over 50% setting a record for August, traditionally a slow collections month. At July 31, 1996, $46.4 million was borrowed and $1.2 million was utilized to collateralize outstanding letters of credit under the Company's $50.0 multi-bank line of credit. At October 31, 1995, there were no amounts outstanding.

     Based on the financial results for the current quarter, the Company was in technical default of certain financial covenants contained in its $50.0 million bank line of credit agreement (the Bank Line) and its $30.0 million Senior Notes (the Notes). The Company has obtained waivers of the technical default, and in connection therewith has amended certain terms and conditions of both the Bank Line and the Notes. The banks and the note holders have also agreed to use their best efforts to negotiate with the Company with a view towards revising the Company's financial covenants in the respective agreements in light of the Company's recent results of operations and to negotiate a definitive inter-creditor agreement.

     Pursuant to the agreements as amended, borrowings under the Bank Line will bear interest at the banks' reference rate (prime) plus 1%, and the Senior Notes will bear interest at rates ranging from 7.32% to 8.19%. In addition, the Company will grant the banks and the note holders a collateral security interest in all of its assets located in the United States, and will also pledge 100% of the stock of its domestic subsidiaries and 65% of the stock of its foreign subsidiaries.

Assuming the successful negotiations of new financial covenants with the Company's lenders, management anticipates that cash generated from operations combined with current working capital will provide sufficient liquidity to meet ordinary capital requirements for the foreseeable future. The Company is presently exploring the possibility of a public or private sale of equity securities to reduce debt and fund an accelerated growth strategy for the Company's new version of its client/server software product.

Part II - Other Information

Item 1.   Legal Proceedings

The Company is not currently subject to any material pending legal proceedings.

Item 2.   Changes in Securities                                           None

Item 3.   Defaults Upon Senior Securities
                See Note 2 to Notes to Consolidated Financial Statements.

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

Date     September 16, 1996
         ------------------

                                       System Software Associates, Inc.


                                        /s/ Roger E. Covey
                                        -------------------------
                                        Roger E. Covey
                                        Chairman and
                                        Chief Executive Officer


                                        /s/ Joseph J. Skadra
                                        - -----------------------
                                        Joseph J. Skadra
                                        Chief Financial Officer