Form 10-K405/A
period 1995-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1997-01-30
CIK 808207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

                        COMMISSION FILE NUMBER 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3144515
     (STATE OR OTHER JURISDICTION                   (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

      500 W. MADISON, 32ND FLOOR
           CHICAGO, ILLINOIS                            60661
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 258-6000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                   Common Stock, par value $0.0033 per Share
                               (TITLE OF CLASS)

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

  At January 12, 1996, 42,153,887 shares of the registrant's Common Stock were outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement for the annual meeting of stockholders held on March 12, 1996, is incorporated by reference into Part
III of this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  System Software Associates, Inc. (the "Company" or "SSA") is a leading provider of cost-effective business enterprise information systems to the industrial sector worldwide. SSA's integrated product line BPCS (Business Planning and Control System) Client/Server provides business process re-engineering and integration of all operations, including multi-mode manufacturing processes, configurable supply chain management, and global financial solutions. SSA's object-oriented interoperable tool set allows the production of platform independent client/server applications. The Company supports its clients primarily through a worldwide network of branch offices. The Company markets, sells and services its products to intermediate size and large companies through its own sales organization and a network, as of December, 1995, of more than 90 independent software companies (the "Affiliates"). SSA has licensed approximately 100,000 software products in over 10,000 installations.

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

  The following products comprise the BPCS Client/Server product line, as of December 1995:

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

    Release Management (RMS)--handles contracts, blanket orders, cumulative quantities, daily adjustments, and delivery sequence schedules.

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

  License fees accounted for approximately 67%, 71% and 71% of the Company's revenues in fiscal 1995, 1994 and 1993, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

MARKET AND CLIENT BASE

  The target marketplace for the BPCS Client/Server product line is industrial-sector firms with revenues of greater than $50 million per year. Larger companies are often looking for common systems across a number of installations that can be implemented and supported locally. The Company believes that its wide geographic sales and support network, coordinated by its major accounts team, enhances its ability to serve this market. For information regarding foreign source revenues, see Note 10 of Notes to Consolidated Financial Statements.

DISTRIBUTION NETWORK

  The Company sells and supports its products through a distribution network consisting of branch offices and an Affiliate network of independent software and services firms.

  SSA's prime market is the world's major industrial sector enterprises. SSA's global Major Accounts sales force addresses this market via approximately 50 SSA offices worldwide, as of December, 1995. SSA's global Client Services organization provides implementation, HelpLine and support services.

  In addition to SSA resources, SSA works in partnership with its global Affiliate network, major consultancy companies, IBM and Hewlett-Packard in providing a full range of services to its global Major Account base.

  As of December, 1995, SSA had over 90 Affiliate Business Partners. The Affiliates are responsible in their respective territories for marketing and selling the Company's products and for providing the professional services required for implementation, such as education, project management and customization. The Company has retained direct sales rights in all locations, including those in which Affiliates also operate. SSA provides technical, application and sales training, marketing and technical support and emergency client service to the Affiliates. The Company works with each Affiliate to increase market penetration in its territory.

LICENSING

  In the United States and Canada, software sales are made pursuant to the Company's Software License Agreement (the "SLA") which is entered into by the client and SSA (not by the Affiliate). The gross amount of the software license fee is remitted to the Company and, if applicable, the Company then pays a commission to the Affiliate. In certain countries outside of the United States and Canada, the SLA is entered into by the client, the Company and the Affiliate. In most of those countries, the user pays the Affiliate, which in turn remits the license fees to the Company, net of its commission. Affiliates are not authorized to modify prices or contract terms without approval of the Company. SSA usually enters into individual, negotiated contracts with its Major Account clients. The SLA typically provides for either a single license fee to use the product in perpetuity on a single computer or licensing the products on the basis of the number of users. License fees for the BPCS modules described above typically range from $1,500 to $150,000 per product.

  The Company also charges annual on-going support fees to clients who desire upgrades after the initial HelpLine and maintenance period. Ongoing support is typically provided to clients under annual or multi-year maintenance agreements. Affiliates handle the installation of such upgrades and receive their standard commissions on maintenance fees received from their clients. All non-software license fee revenue associated with a software sale and implementation (such as professional services and hardware) is payable directly to the Affiliate that provides the services and equipment.

CLIENT SERVICES

  The Company supports its clients through a worldwide client service network that consists, as of December, 1995, of over 700 direct support staff strategically located at SSA's regional headquarters and branch operations. HelpLine, the Company's international telephone support service, also supports subscribing SSA clients. Client services and other fees accounted for approximately 33% of revenues in fiscal 1995, 29% in fiscal 1994 and 29% in 1993. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PRODUCT DEVELOPMENT

  SSA spent $61.8 million on research and development activities in fiscal 1995, $64.1 million in fiscal 1994 and $37.3 million in fiscal 1993. The foregoing amounts include software development costs which were capitalized in accordance with Financial Accounting Standards No. 86. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." Internally developed and purchased software amortization is computed on a straight line basis using an estimated useful life of five years or in proportion to current and anticipated revenues, whichever provides the greatest amortization.

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

STAFF

  As of December, 1995, SSA employed approximately 2,000 people. The Company's success is highly dependent on its ability to attract and retain qualified staff members. Competition for staff is intense in the software industry. None of the Company's staff members is subject to collective bargaining agreements, and SSA believes that its relations with its staff is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The Company's executive officers and their respective ages, as of January 15, 1996, were as follows:

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

  TERENCE H. OSBORNE, age 57, joined the Company as General Manager, Europe in 1987, and currently serves as President and Chief Operating Officer. Prior to joining the Company, he was employed by IBM from 1961 to 1987, where he held vice-presidential positions in both the United States and Europe. These included appointments as IBM General Manager for Southern Europe and IBM Vice President-Marketing for Europe. Mr. Osborne holds a B.Sc. degree from London University.

  TERRY E. NOTARI, age 57, began serving as the Company's Vice President-Strategic Markets on October 31, 1989, served as Vice President-Asia, Pacific, Latin America until October 1994, and currently serves as Vice President-North America. From July 1960 through June 1987, he worked for IBM and beginning in September 1977 through June 1987, he was a Vice President of IBM, with responsibility in sales, marketing, personnel, communications, business practices and governmental affairs for various IBM divisions/groups both in the United States and internationally. During 1987 and 1988, he was the Deputy Staff Director for the Commission on the Bicentennial of the United States Constitution in Washington D.C. Mr. Notari holds a B.S.C. from Loyola University.

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

ITEM 2. PROPERTIES

  The Company's principal administrative, marketing and technical facilities are located in Chicago, Illinois and consist, as of December, 1995, of approximately 133,000 square feet of occupied or committed space, subject to a lease terminating in August, 2008, with the option to extend to approximately 183,000. See Note 11 of Notes to Consolidated Financial Statements. The Company also leases office space for its regional headquarters and branch offices.

ITEM 3. LEGAL PROCEEDINGS

  In January, 1997, class action lawsuits were filed in state court in Illinois and in the federal court in Chicago, Illinois against the Company and certain of its officers. The federal actions allege damages to persons who purchased the Company's common stock during the period August 22, 1994 through January 7, 1997 arising from alleged violations of the federal securities laws and associated common laws. The state court action alleges damages to persons who purchased the Company's common stock during the period November 21, 1994 through January 7, 1997 arising from alleged violations of the Illinois securities laws and associated common and statutory law. Although the outcome of these proceedings cannot be determined with certainty, management intends to defend the actions vigorously, and, in consultation with its legal counsel, believes that the allegations are without merit and that the final outcomes should not have a material adverse effect on the Company's operations or financial position.

  The Company is also subject to other legal proceedings and claims which arise in the normal course of business. Although the outcome of these proceedings cannot be determined with certainty, management believes that the final outcome of these proceedings should not have a material adverse effect on the Company's operations or financial position.

  On November 20, 1995, the Company filed an action against Owens-Illinois ("Owens") in Illinois state court seeking damages based on Owens' failure to make payments required under a July 29, 1994 contract (the "Contract") between the parties. On the same day the Company filed suit against Owens, Owens filed a lawsuit in Illinois state court for recission of the Contract and for damages. On April 18, 1996, the Company and Owens jointly announced that they had settled the lawsuits and, as a result, both lawsuits were dismissed. Terms of the settlement were not disclosed.

  In late November, 1995, two class action suits were filed in the federal court in Chicago, Illinois, against the Company and certain of its officers, alleging damages to persons who purchased the Company's common stock during the period August 21, 1995 through November 22, 1995. The plaintiffs subsequently dismissed each of these suits voluntarily, without liability to the Company.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

PRICE RANGE OF COMMON STOCK

  The Company's common stock is traded on the Nasdaq National Market under the symbol SSAX. The following table shows the quarters' high and low closing prices, as reported by NASDAQ, and reflects the three-for-two common stock split referred to in Note 9 to the Consolidated Financial Statements.

FISCAL 1995               HIGH   LOW
-----------              ------ ------
First Quarter........... $11.75 $ 8.17
Second Quarter..........  18.92  11.50
Third Quarter...........  19.59  12.59
Fourth Quarter..........  30.00  15.25

FISCAL 1994               HIGH   LOW
-----------              ------ -----
First Quarter........... $11.17 $8.83
Second Quarter..........  11.67  9.00
Third Quarter...........  10.75  8.50
Fourth Quarter..........  10.33  7.67

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

ITEM 6. SELECTED FINANCIAL DATA

                                           (IN MILLIONS, EXCEPT PER SHARE DATA)
                                          --------------------------------------
                                            1995     1994
                                          RESTATED RESTATED  1993   1992   1991
YEAR ENDED OCTOBER 31,                    -------- -------- ------ ------ ------
Operating revenues.......................  $374.1   $324.3  $263.4 $228.8 $146.0
Net income...............................    26.6     10.0    23.4   26.6   15.4
Earnings per share.......................    0.63     0.25    0.57   0.66   0.39
Dividends declared per common share......    0.08     0.08    0.08   0.08   0.07
                                            1995     1994
                                          RESTATED RESTATED  1993   1992   1991
AT OCTOBER 31,                            -------- -------- ------ ------ ------
Total assets.............................  $393.2   $333.1  $280.4 $200.0 $149.8
Long-term obligations....................    33.9     32.7    34.0    3.5    2.5

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


                                           PERCENTAGE OF TOTAL     PERCENTAGE
                                                REVENUES            INCREASE
                                         YEAR ENDED OCTOBER 31,    (DECREASE)
                                         -----------------------  --------------
                                                                   1995    1994
                                           1995     1994          VERSUS  VERSUS
                                         RESTATED RESTATED 1993    1994    1993
                                         -------- -------- -----  ------  ------
Revenues:
  License fees.........................    66.8%    70.8%   71.3%   8.8%   22.3%
  Client services and other............    33.2     29.2    28.7   31.2    25.3
                                          -----    -----   -----  -----   -----
    Total revenues.....................   100.0%   100.0%  100.0%  15.4%   23.1%
                                          -----    -----   -----  -----   -----
Costs and expenses:
  Cost of license fees.................    17.4%    18.7%   19.5%   6.9%   18.1%
  Cost of client services and other....    20.5     17.7    16.5   34.3    31.5
  Sales and marketing..................    23.4     28.0    24.2   (3.5)   42.3
  Research and development.............    10.7     10.8     8.8   14.5    52.6
  General and administrative...........    17.0     19.8    17.3   (0.9)   40.6
                                          -----    -----   -----  -----   -----
    Total costs and expenses...........    89.0     95.0    86.3    8.2    35.5
                                          -----    -----   -----  -----   -----
Operating income.......................    11.0      5.0    13.7  150.6   (54.6)
                                          -----    -----   -----  -----   -----
Non-operating expense, net.............     0.1      0.3     0.2      *       *
                                          -----    -----   -----  -----   -----
Income before income taxes and minority
 interest..............................    10.9      4.7    13.5  165.6   (56.9)
Provision for income taxes.............     3.8      1.7     4.8  153.6   (55.9)
                                          -----    -----   -----  -----   -----
Income before minority interest........     7.1      3.0     8.7  172.4   (57.4)
Minority interest......................     --       0.1     0.2      *       *
                                          -----    -----   -----  -----   -----
Net income.............................     7.1%     3.1%    8.9% 166.0%  (57.3)%
                                          =====    =====   =====  =====   =====

--------
*not meaningful

  Revenues Total revenues increased 15% from 1994 to 1995 following a growth rate of 23% from 1993 to 1994. All regions grew in 1995, with particularly strong results in Europe. License fees grew 9% in 1995 compared to 22% in 1994 due to a slight decline in AS/400 revenues offset by sales of the Company's open systems product, which was released in the second quarter of 1995.

  Client services revenues grew 31% in 1995 and 25% in 1994. As a percentage of total revenues, client services revenues increased to 33% in 1995 from 29% in 1994. These percentages are in line with the Company's target of generating 70% of revenues from licenses and 30% from services.

  Cost of Revenues Cost of license fees includes commissions paid to Affiliates, hardware costs, amortization of capitalized software costs, and royalties paid to third parties. Cost of license fees as a percentage of license fee revenues has remained relatively constant, at 26%, 26%, and 27% in 1995, 1994, and 1993, respectively.

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

  Sales and Marketing Sales and marketing expenses include salaries, commissions, and other direct employment costs of the Company's sales and business consulting (pre-sales) professionals, as well as marketing costs, which include advertising, trade shows, and production of sales brochures. Sales and marketing as a percentage of license fee revenues was 35%, 40%, and 34% in 1995, 1994, and 1993, respectively. The favorable result in 1995 was primarily due to increased productivity of the sales force and programs to reduce fixed expenses which began early in 1995. The prior year reflected costs of increasing sales personnel in support of the Company's geographic expansion.

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

  The following table sets forth R&D costs and related capitalized amounts for the periods indicated.

                                            YEAR ENDED OCTOBER      PERCENTAGE
                                                   31,                CHANGE
                                           ----------------------  -------------
                                                                    1995   1994
                                                                   VERSUS VERSUS
                                            1995    1994    1993    1994   1993
                                           ------  ------  ------  ------ ------
                                              (in millions)
Gross R&D costs........................... $ 61.8  $ 64.1  $ 37.3   (4%)   72%
Less amount capitalized...................  (21.6)  (29.0)  (14.3)
                                           ------  ------  ------   ---    ---
  Net R&D costs........................... $ 40.2  $ 35.1  $ 23.0   15%    53%
                                           ======  ======  ======   ===    ===

  General and Administrative General and administrative expenses declined 1% from 1994 to 1995 following a 41% increase from 1993 to 1994. This expense category includes a provision for doubtful accounts of $3.3 million in 1995, $8.0 million in 1994, and $2.7 million in 1993. General and administrative expenses as a percentage of total revenues declined in 1995 to 17% from 20% in 1994 and 17% in 1993.

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

  The Company minimizes the financial impact of foreign currency exchange transactions through the use of foreign exchange forward contracts, which generally mature within three months of origination (see Note 5 to the Consolidated Financial Statements).

ACQUISITIONS, MERGERS AND INVESTMENTS

  The Company continues to expand its global coverage and strengthen its product offerings through various acquisitions, mergers, and investments (see Notes 3 and 4 to the Consolidated Financial Statements).

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

  In July 1995, the Company entered into a strategic alliance relationship with Harbinger Corporation pursuant to which the Company sold its EDI software assets to Harbinger and was licensed by Harbinger to market and sell AS/400, Unix, and PC-based EDI software products. In August, the Company purchased an additional 450,000 shares of Harbinger common stock. During 1996, the Company sold its shares of Harbinger common stock.

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

                                 FISCAL 1994*                   FISCAL 1995*
                          -----------------------------  -----------------------------
                           QUARTER ENDED (UNAUDITED)      QUARTER ENDED (UNAUDITED)
                          -----------------------------  -----------------------------
                          JANUARY APRIL  JULY   OCTOBER  JANUARY APRIL  JULY   OCTOBER
                            31     30     31      31       31     30     31      31
                          ------- -----  -----  -------  ------- -----  -----  -------
                                   (in millions, except per share data)
Revenues................   $66.4  $72.0  $76.1  $109.8    $77.4  $84.3  $89.7  $122.7
Costs and expenses......    64.5   68.1   76.3    99.0     74.4   77.9   81.3    99.4
                           -----  -----  -----  ------    -----  -----  -----  ------
Operating income (loss).     1.9    3.9   (0.2)   10.8      3.0    6.4    8.4    23.3
Non-operating income
 (expense), net.........    (0.2)  (0.1)  (0.1)   (0.6)    (0.1)   0.1   (0.1)   (0.1)
                           -----  -----  -----  ------    -----  -----  -----  ------
Income (loss) before
 income taxes and
 minority interest......     1.7    3.8   (0.3)   10.2      2.9    6.5    8.3    23.2
Provision (benefit) for
 income taxes...........     0.7    1.4   (0.2)    3.7      1.1    2.2    3.0     7.9
                           -----  -----  -----  ------    -----  -----  -----  ------
Income (loss) before
 minority interest......     1.0    2.4   (0.1)    6.5      1.8    4.3    5.3    15.3
Minority interest.......     0.2    0.2    0.1    (0.3)     --    (0.1)   --      --
                           -----  -----  -----  ------    -----  -----  -----  ------
Net income (loss).......   $ 1.2  $ 2.6  $ --   $  6.2    $ 1.8  $ 4.2  $ 5.3  $ 15.3
                           =====  =====  =====  ======    =====  =====  =====  ======
Earnings per share......   $0.03  $0.07  $ --   $ 0.15    $0.05  $0.10  $0.13  $ 0.35
                           =====  =====  =====  ======    =====  =====  =====  ======

--------
*  Restated. See Note 2 to Consolidated Financial Statements.

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

  At October 31, 1996, cash and equivalents totaled $38.1 million. During 1996, cash and equivalents declined $19.0 million and borrowing under the Company's bank line of credit and Senior Notes on a net basis increased by $42.4 million due to the operating loss in the current year, continued significant investment in product development, payment of the Company's annual dividend which increased 25% over the prior year ($.10 per share versus $.08 in the prior year), tax payments related to the Company's profitability in fiscal 1995, acquisitions of affiliates and increased operating expenses in support of the Company's strategic move in to the Unix open systems market. At October 31, 1996, $46.4 million was outstanding under the Company's $50.0 multi-bank line of credit. At October 31, 1995, there was no outstanding balance. During 1996, the Company made its scheduled $4.0 million repayment on its Senior Notes, leaving $26.0 million outstanding at October 31, 1996.

  Based on the financial results for 1996, the Company was in technical default of certain financial covenants contained in its $50.0 million bank line of credit and its Senior Notes. The Company obtained waivers of the defaults through February 1, 1997, and in January 1997 amended certain terms and conditions of both the bank line agreement and the Senior Notes whereby all defaults were waived and the maturity dates were changed to November 1, 1997. Also, pursuant to the amendments, additional borrowings and new letters of credit under the bank line of credit are precluded, the Senior Notes and bank line of credit are to be collateralized with substantially all of the Company's domestic assets and a portion of the stock of certain of the Company's foreign subsidiaries, mandatory prepayments are required out of the proceeds of any subsequent debt or equity offering, interest rates were increased and the financial covenants were changed as described in the Notes to Consolidated Financial Statements. The Company also agreed to issue 500,000 and 275,000 warrants at fair market value at the time of issuance to purchase shares of the Company's common stock to the banks and Senior Note holders, respectively.

  Management believes that, with an anticipated return to profitability in the next fiscal year, cash generated from operations combined with current working capital will provide sufficient liquidity to meet ordinary capital requirements through the end of the 1997 fiscal year. The Company is presently exploring the possiblity of a public or private sale of debt or equity securities to refinance existing debt and fund an accelerated growth strategy for the Company's new version of its client/server software product.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and schedules of the Company are annexed to this Report as pages F-2 through F-20. An index to such materials appears on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting held on March 12, 1996. Information regarding executive officer is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting held on March 12, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting held on March 12, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the Company's definitive proxy statement for its Annual Meeting held on March 12, 1996.

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

                                            SYSTEM SOFTWARE ASSOCIATES, INC.

January 29, 1997                            /s/ Joseph J. Skadra
                                            ___________________________________
                                            Joseph J. Skadra, Vice President
                                            and
                                            Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----

       /s/ Roger E. Covey            Chief Executive Officer and     January 29, 1997
____________________________________  Chairman of the Board of
           Roger E. Covey             Directors (Principal
                                     Executive  Officer)

      /s/ Joseph J. Skadra           Chief Financial Officer,        January 29, 1997
____________________________________  Vice President-Finance and
          Joseph J. Skadra            Secretary (Principal
                                     Financial  and Accounting
                                     Officer)

    /s/ Andrew J. Filipowski         Director                        January 29, 1997
____________________________________
        Andrew J. Filipowski

        /s/ John W. Puth             Director                        January 29, 1997
____________________________________
            John W. Puth

   /s/ William N. Weaver, Jr.        Director                        January 29, 1997
____________________________________
       William N. Weaver, Jr.

  /s/ Dr. Willard I. Zangwill        Director                        January 29, 1997
____________________________________
      Dr. Willard I. Zangwill

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                           PAGE
                                                                           ----
(1) FINANCIAL STATEMENTS:
  Consolidated Balance Sheets as of October 31, 1995 (Restated) and 1994
   (Restated).............................................................  F-2
  Consolidated Statements of Income for the years ended October 31, 1995
   (Restated), 1994 (Restated) and 1993...................................  F-4
  Consolidated Statements of Cash Flows for the years ended October 31,
   1995 (Restated), 1994 (Restated) and 1993..............................  F-5
  Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1995 (Restated), 1994 (Restated) and 1993............  F-6
  Notes to Consolidated Financial Statements..............................  F-7
  Report of Independent Accountants....................................... F-19
(2) FINANCIAL STATEMENT SCHEDULES:
  The following financial statement schedule is included herein:
  Schedule VIII--Valuation and Qualifying Accounts........................ F-20

  All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 OCTOBER 31,
                                                              -----------------
                                                                1995     1994
                           ASSETS                             RESTATED RESTATED
                           ------                             -------- --------
                                                                (IN MILLIONS,
                                                                EXCEPT SHARE
                                                                    DATA)
Current Assets:
  Cash and equivalents.......................................  $ 57.1   $ 60.2
  Accounts receivable, less allowance for doubtful accounts
   of $12.5 and $10.2........................................   184.6    152.9
  Deferred income taxes......................................     7.0      4.5
  Prepaid expenses and other current assets..................    21.3     20.0
                                                               ------   ------
    Total current assets.....................................   270.0    237.6
                                                               ------   ------
Property and Equipment:
  Data processing equipment..................................    30.9     27.5
  Furniture and office equipment.............................    14.1     12.9
  Leasehold improvements.....................................     7.8      7.3
  Transportation equipment...................................     2.8      6.0
                                                               ------   ------
                                                                 55.6     53.7
Less--Accumulated depreciation and amortization..............    31.3     26.1
                                                               ------   ------
                                                                 24.3     27.6
                                                               ------   ------
Other Assets:
  Software costs, less accumulated amortization of $41.1 and
   $26.2.....................................................    59.0     49.3
  Cost in excess of net assets of acquired businesses, less
   accumulated amortization of $6.0 and $4.3.................    18.2     15.8
  Investments in associated companies........................    16.5      1.5
  Miscellaneous..............................................     5.2      1.3
                                                               ------   ------
                                                                 98.9     67.9
                                                               ------   ------
    Total Assets.............................................  $393.2   $333.1
                                                               ======   ======


        The accompanying notes are an integral part of these statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                 OCTOBER 31,
                                                              -----------------
                                                                1995     1994
            LIABILITIES AND STOCKHOLDERS' EQUITY              RESTATED RESTATED
            ------------------------------------              -------- --------
                                                                (IN MILLIONS,
                                                                EXCEPT SHARE
                                                                    DATA)
Current Liabilities:
  Current maturities of senior notes payable.................  $  4.0   $  --
  Accrued commissions and royalties..........................    28.7     26.2
  Accounts payable and other accrued liabilities.............    46.9     44.0
  Accrued compensation and related benefits..................    23.5     20.9
  Deferred revenue...........................................    61.7     55.6
  Income taxes payable.......................................    12.9      3.6
                                                               ------   ------
    Total current liabilities................................   177.7    150.3
                                                               ------   ------
Long-Term Obligations........................................    33.9     32.7
                                                               ------   ------
Deferred Revenue.............................................    27.3     30.3
                                                               ------   ------
Deferred Income Taxes........................................     9.9      8.6
                                                               ------   ------
Minority Interest in Consolidated Subsidiaries...............     1.0      1.9
                                                               ------   ------
Stockholders' Equity:
  Preferred stock, $.01 par value, 100,000 shares authorized, none issued or outstanding
  Common stock, $.0033 par value, 60,000,000 shares
   authorized, 42,094,500 and 26,994,000 shares issued (net
   of treasury shares).......................................     0.1      0.1
  Capital in excess of par value.............................    26.1     20.7
  Retained earnings..........................................   115.5     91.8
  Unrealized gain on available-for-sale securities...........     2.5      --
  Cumulative translation adjustment..........................    (0.8)    (0.8)
                                                               ------   ------
                                                                143.4    111.8
Less cost of common stock in treasury, 0 and 411,000 shares..     --       2.5
                                                               ------   ------
    Total stockholders' equity...............................   143.4    109.3
    Commitments and Contingencies (Note 11)..................     --       --
                                                               ------   ------
    Total Liabilities and Stockholders' Equity...............  $393.2   $333.1
                                                               ======   ======


        The accompanying notes are an integral part of these statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                        YEAR ENDED OCTOBER 31,
                                                       ------------------------
                                                         1995     1994
                                                       RESTATED RESTATED  1993
                                                       -------- -------- ------
                                                       (IN MILLIONS, EXCEPT PER
                                                             SHARE DATA)
Revenues:
  License fees........................................  $250.0   $229.7  $187.9
  Client services and other...........................   124.1     94.6    75.5
                                                        ------   ------  ------
    Total revenues....................................   374.1    324.3   263.4
                                                        ------   ------  ------
Costs and Expenses:
  Cost of license fees................................    64.9     60.7    51.4
  Cost of client services and other...................    76.8     57.2    43.5
  Sales and marketing.................................    87.6     90.8    63.8
  Research and development............................    40.2     35.1    23.0
  General and administrative..........................    63.5     64.1    45.6
                                                        ------   ------  ------
    Total costs and expenses..........................   333.0    307.9   227.3
                                                        ------   ------  ------
Operating income......................................    41.1     16.4    36.1
                                                        ------   ------  ------
Non-operating expense, net............................     0.2      1.0     0.4
                                                        ------   ------  ------
Income before income taxes and minority interest......    40.9     15.4    35.7
Provision for income taxes............................    14.2      5.6    12.7
                                                        ------   ------  ------
Income before minority interest.......................    26.7      9.8    23.0
Minority interest.....................................    (0.1)     0.2     0.4
                                                        ------   ------  ------
Net income............................................  $ 26.6   $ 10.0  $ 23.4
                                                        ======   ======  ======
Earnings per share....................................  $ 0.63   $ 0.25  $ 0.57
                                                        ======   ======  ======
Weighted average common and equivalent shares
 outstanding..........................................    42.2     40.5    40.7
                                                        ======   ======  ======


        The accompanying notes are an integral part of these statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED OCTOBER 31,
                                                       -----------------------
                                                         1995     1994
                                                       RESTATED RESTATED 1993
                                                       -------- -------- -----
                                                            (IN MILLIONS)
Cash Flows From Operating Activities:
  Net income..........................................  $26.6    $10.0   $23.4
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization of property and
     equipment........................................    7.9      8.4     6.5
    Amortization of other assets......................   17.3     11.0     6.4
    Provision for doubtful accounts...................    3.3      8.0     2.7
    Deferred income taxes.............................   (2.6)     4.1     1.1
    Deferred revenue..................................    7.3     28.2     6.8
    Minority interest.................................    0.1     (0.2)   (0.4)
    Changes in operating assets and liabilities, net
     of acquisitions:
      Accounts receivable.............................  (32.3)   (23.4)  (21.3)
      Prepaid expenses and other current assets.......   (0.3)    (0.2)   (8.2)
      Miscellaneous assets............................   (3.3)     --      --
      Accrued commissions and royalties...............    0.3     (5.7)    3.8
      Accounts payable and other accrued liabilities..    1.0     16.8     0.6
      Accrued compensation and related benefits.......    1.8      5.6     5.5
      Income taxes payable............................   12.2     (4.2)    4.3
                                                        -----    -----   -----
        Net cash provided by operating activities.....   39.3     58.4    31.2
                                                        -----    -----   -----
Cash Flows From Investing Activities:
  Purchases of property and equipment.................   (5.3)   (14.7)   (5.0)
  Software costs......................................  (25.1)   (31.2)  (15.1)
  Purchase of available-for-sale securities...........   (5.4)     --      --
  Investments and acquisitions, net of cash acquired..   (6.1)    (1.2)   (3.0)
  Proceeds from sales of assets.......................    1.7      1.9     --
  Other...............................................    0.3     (0.4)   (1.3)
                                                        -----    -----   -----
        Net cash flows used in investing activities...  (39.9)   (45.6)  (24.4)
                                                        -----    -----   -----
Cash Flows From Financing Activities:
  Proceeds from issuance of senior notes..............    --       --     30.0
  Principal payments under long term obligations......   (3.5)    (3.8)   (2.5)
  Proceeds from exercise of stock options.............    4.1      0.5     1.0
  Dividends paid......................................   (3.2)    (3.2)   (3.2)
                                                        -----    -----   -----
        Net cash provided by (used in) financing
         activities...................................   (2.6)    (6.5)   25.3
                                                        -----    -----   -----
Effect of exchange rate changes on cash...............    0.1     (3.7)    2.1
                                                        -----    -----   -----
Net increase (decrease) in cash and equivalents.......   (3.1)     2.6    34.2
Cash and equivalents:
  Beginning of year...................................   60.2     57.6    23.4
                                                        -----    -----   -----
  End of year.........................................  $57.1    $60.2   $57.6
                                                        =====    =====   =====

        The accompanying notes are an integral part of these statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             UNREALIZED
                                                              GAIN ON                 TREASURY      TOTAL
                          COMMON STOCK  CAPITAL IN           AVAILABLE- CUMULATIVE      STOCK       STOCK-
                          ------------- EXCESS OF  RETAINED   FOR-SALE  TRANSLATION -------------  HOLDERS'
                          SHARES AMOUNT PAR VALUE  EARNINGS  SECURITIES ADJUSTMENT  SHARES AMOUNT   EQUITY
                          ------ ------ ---------- --------  ---------- ----------- ------ ------  --------
                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Balance October 31,
 1992...................   26.8   $0.1    $18.5    $  65.2      $--        $(1.3)    (0.4) $(2.5)   $ 80.0
Shares issued upon
 exercise of employee
 stock options..........    0.2             1.0                                                        1.0
Tax benefit of stock
 options exercised......                    0.4                                                        0.4
Foreign currency
 translation adjustment.                                                      --                        --
Dividends paid--$0.08
 per share..............                              (3.2)                                           (3.2)
Shares issued in Elke
 Corp. combination......    0.3                       (0.4)                                           (0.4)
Net income..............                              23.4                                            23.4
                           ----   ----    -----    -------      ----       -----     ----  -----    ------
Balance October 31,
 1993...................   27.3    0.1     19.9       85.0       --         (1.3)    (0.4)  (2.5)    101.2
                           ----   ----    -----    -------      ----       -----     ----  -----    ------
Shares issued upon
 exercise of employee
 stock options..........    0.1             0.5                                                        0.5
Tax benefit of stock
 options exercised......                    0.3                                                        0.3
Foreign currency
 translation adjustment.                                                     0.5                       0.5
Dividends paid--$0.08
 per share..............                              (3.2)                                           (3.2)
Net income..............                              10.0                                            10.0
                           ----   ----    -----    -------      ----       -----     ----  -----    ------
Balance October 31,
 1994, Restated.........   27.4    0.1     20.7       91.8       --         (0.8)    (0.4)  (2.5)    109.3
                           ----   ----    -----    -------      ----       -----     ----  -----    ------
Shares issued upon
 exercise of employee
 stock options..........    0.5             4.1                                                        4.1
Tax benefit of stock
 options exercised......                    2.8                                                        2.8
Foreign currency
 translation adjustment.                                                     --                        --
Dividends paid--$0.08
 per share..............                              (3.2)                                           (3.2)
Shares issued in
 business combinations..    0.2            (1.5)       0.3                            0.4    2.5       1.3
Unrealized gain on
 available-for-sale
 securities.............                                         2.5                                   2.5
Net Income..............                              26.6                                            26.6
Shares issued in three-
 for-two split..........   14.0
                           ----   ----    -----    -------      ----       -----     ----  -----    ------
Balance October 31,
 1995, Restated.........   42.1   $0.1    $26.1    $ 115.5      $2.5       $(0.8)     --   $ --     $143.4
                           ====   ====    =====    =======      ====       =====     ====  =====    ======

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment was $7.9 million, $8.4 million, and $6.5 million in 1995, 1994, and 1993, respectively.

 Software costs

  Purchased software is capitalized and stated at cost. The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Amortization of capitalized costs is computed on a straight line basis using an estimated useful life of five years or in proportion to current and anticipated revenues, whichever provides the greater amortization. Capitalized software costs are summarized as follows:

                                                              OCTOBER 31,
                                                             --------------  ---
                                                              1995    1994
                                                             ------  ------
                                                             (IN MILLIONS)
      Purchased software.................................... $  8.7  $  6.9
      Internally developed software.........................   91.4    68.6
                                                             ------  ------
                                                              100.1    75.5
      Less--Accumulated amortization........................  (41.1)  (26.2)
                                                             ------  ------
        Net capitalized software costs...................... $ 59.0  $ 49.3
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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

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

                                                                   YEAR ENDED
                                                                  OCTOBER 31,
                                                                 --------------
                                                                 1995 1994 1993
                                                                 ---- ---- ----
                                                                 (IN MILLIONS)
      Non-cash investing and financing activities:
      Leases capitalized........................................  --  $1.9 $1.8
        Liabilities assumed in connection with investments and
         acquisitions........................................... $8.7 $1.9 $1.2
      Cash paid during the year for:
        Interest................................................ $2.2 $3.1 $0.9
        Income taxes............................................ $5.0 $3.4 $5.3

NOTE 2--RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

  The Company has restated its consolidated financial statements for the years ended October 31, 1995 and 1994 for revenues from software contracts entered into during those periods.

  In the third quarter of 1994, the Company entered into a software license contract for $10.1 million. Due to problems identified during the implementation of certain of the software products, a dispute arose. This dispute was settled in fiscal 1996. The investigation surrounding the dispute identified that certain uncertainties existed as of October 31, 1994 which made the collectibility of the revenue uncertain at that date. Accordingly, the fiscal 1994 consolidated financial statements have been restated to reverse the revenue and certain of the costs associated with the contract. The impact of these adjustments on the Company's consolidated financial results as originally reported is summarized below:

                                                                YEAR ENDED
                                                             OCTOBER 31, 1994
                                                          ----------------------
                                                          AS ORIGINALLY    AS
                                                            REPORTED    RESTATED
                                                          ------------- --------
                                                           (IN MILLIONS, EXCEPT
                                                             PER SHARE DATA)
      Total Revenue......................................    $334.4      $324.3
      Income Before Income Taxes and Minority Interest...    $ 23.8      $ 15.4
      Net Income.........................................    $ 15.4      $ 10.0
      Earnings Per Share.................................    $ 0.38      $ 0.25
      Stockholders' Equity...............................    $114.7      $109.3

  The fiscal 1995 restatement reflects the reversal of revenues for three contracts entered into during that year. During the third quarter of 1995, the Company recognized $5.0 million in revenues from the final two installment payments of a four installment payment contract. Subsequently, it was determined that such revenue was recorded prior to the completion of contractual terms which would allow for the revenue to be recognized. During the third and fourth quarters of fiscal 1995, the Company entered into reseller agreements of $10.0 and $5.0 million, respectively. Subsequently, the Company determined that the payment terms for the contracts were

                       SYSTEM SOFTWARE ASSOCIATES, INC.

not fixed. Accordingly, the fiscal 1995 consolidated financial statements have been restated to reverse the revenue and certain of the costs associated with the contracts. The impact of these adjustments on the Company's consolidated financial results as originally reported is summarized below:

                                                                 YEAR ENDED
                                                              OCTOBER 31, 1995
                                                             -------------------
                                                                 AS
                                                             ORIGINALLY    AS
                                                              REPORTED  RESTATED
                                                             ---------- --------
                                                                (IN MILLIONS,
                                                              EXCEPT PER SHARE
                                                                    DATA)
      Total Revenue.........................................   $394.4    $374.1
      Income Before Income Taxes and Minority Interest......   $ 52.4    $ 40.9
      Net Income............................................   $ 34.1    $ 26.6
      Earnings Per Share....................................   $ 0.81    $ 0.63
      Stockholders' Equity..................................   $156.3    $143.4

NOTE 3--BUSINESS COMBINATIONS:

  During the past three years the Company has expanded its global coverage and strengthened its product offerings through various acquisitions.

  The following table summarizes all acquisitions which were accounted for under the purchase method and, accordingly, resulted in allocations of the purchase prices to the net assets acquired based upon their estimated fair values as of the acquisition dates. The accompanying consolidated statements of income reflect the results of operations of the acquired companies since the acquisition dates. Proforma results of operations are not presented as the acquisitions were not significant. These transactions typically involved the Company acquiring a majority interest or additional interest in an existing independent Affiliate.

                                         YEAR ENDED OCTOBER 31,
-------------------------------------------------------------------------------------------------
(IN MILLIONS)                1995                            1994                            1993
-------------------------------------------------------------------------------------------------

     . SSA Ontario Corporation  .SSA DAT GmbH (49%)       . SSA DAT GmbH (51%)
     . SSA Services Pty., Ltd. (15%) (a)                    (Germany)
                                . Ocean Information Systems Sdn Bhd (SSA
                                  Malaysia)
     . BPCS Division of Exigent Computer Group            . SSA de Mexico
                                .SSA Italia (20%) (b)     . Solid Beheer B.V.
     . Certain assets of Transtech, Inc.                    (50%)(c)

-------------------------------------------------------------------------------------------------------------
Aggregate
consideration                  $6.5                                 $2.7                                 $5.4
-------------------------------------------------------------------------------------------------------------
Goodwill                       $6.3                                 $2.3                                 $5.2
-------------------------------------------------------------------------------------------------------------

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

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

NOTE 4--INVESTMENTS IN ASSOCIATED COMPANIES:

  In July, the Company entered into a strategic alliance relationship with Harbinger Corporation pursuant to which the Company sold its EDI software assets (net book value of $2.3 million) to Harbinger and was granted a license by Harbinger to market and sell AS/400, Unix, and PC-based EDI software products (there was no gain or loss recognized on the sale). Minimum royalties amounting to $1.4 million and $5.8 million have been accrued and will be paid by the Company to Harbinger during the calendar year 1995 and calendar 1996, respectively. The Company received as consideration 550,000 shares of Harbinger common stock and 4,000,000 shares of Harbinger Zero Coupon Preferred Stock. The Zero Coupon Preferred Stock vests at the rate of up to 1,000,000 shares per year beginning in 1997 based upon achieving certain performance targets, and must be redeemed by Harbinger upon vesting for $1.00 per share in cash or, at the option of the Company, an equivalent amount of Harbinger Common Stock. In August 1995, the Company purchased an additional 450,000 shares of Harbinger Common Stock. At October 31, 1995, the investment in Harbinger Corporation Common Stock was classified as available-for-sale and reported at its fair value of $14 million. The adjustment to fair value in 1995 generated a $2.5 million unrealized gain, net of $1.4 million deferred tax and was excluded from earnings and reported in a separate component of shareholders' equity. During 1996, the Company sold all of its shares of Harbinger Common Stock. The proceeds from the sales were $23.2 million, which resulted in a gain of $8.4 million, net of $4.7 million in taxes.

  The Company also owns minority interests in several of its affiliates and accounts for these investments under the cost method as the Company owns less than 20% of each associated company and does not exercise significant influence over these companies operations.

NOTE 5--FINANCIAL INSTRUMENTS:

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

NOTE 6--LINE OF CREDIT:

  At October 31, 1995 the Company had available a $50 million, multi-bank line of credit which was to mature in June, 1997. At the option of the Company, borrowings under the agreement bore interest at the Prime Rate or LIBOR plus a margin. The margin on LIBOR ranged from 3/4% to 3%, and was based on the cumulative amount borrowed and the leverage ratio of the Company at the time of the borrowings. Certain of the Company's majority owned subsidiaries were eligible to borrow under the agreement, either in U.S. or local currency. Available borrowings were reduced by outstanding letters of credit, and 10% of the face amount of outstanding

                       SYSTEM SOFTWARE ASSOCIATES, INC.

foreign currency hedge contracts once the Company's total foreign currency hedges exceeded $50 million. The Company must pay a commitment fee equal to 1/8% of the unused portion of the commitment. The agreement contained covenants that were essentially the same as those of the $30 million Senior Notes described in Note 7, and also included a covenant based on the Company's quick ratio.

  As a result of operating losses during 1996, the Company was unable to maintain compliance with certain of the financial covenants within the agreement and technical defaults occurred. The Company obtained waivers of the defaults through February 1, 1997, and in January 1997 amended certain terms and conditions of the agreements whereby all defaults were waived and the maturity date was extended to November 1, 1997. Other significant provisions include the following: Additional borrowings and new letters of credit are precluded and the line of credit is to be collateralized with substantially all of the Company's domestic assets, and a portion of the stock of certain of the Company's foreign subsidiaries. Upon delivery of the collateral, the interest rate on outstanding borrowings changes from the current default rate of prime +2% to prime +1% (increasing to 3% upon a subsequent default) and letters of credit fees will be 2% per annum (3% upon a subsequent default). The existing financial covenants have been replaced with covenants that require the Company to maintain and report a weekly minimum cash balance, maintain a minimum net worth, and limit its quarterly capital expenditures. Additionally, the Company has agreed to issue warrants at fair market value at the time of issuance to the banks to purchase an aggregate of 500,000 shares of the Company's common stock. The warrants are freely transferable and can be exercised at any time within 5 years of the issue date. The Company is required to make a mandatory prepayment pro-rata to the banks and Senior Noteholders of 100% of the proceeds of any debt or equity offering up to the amount of unpaid indebtedness outstanding to the banks and the Senior Noteholders. At October 31, 1996, borrowings under the line of credit were $46.4 million. Outstanding letters of credit issued against the line of credit at October 31, 1996 were $1.2 million.

  There were no borrowings under the line of credit during 1995. With the exception of the $10 million borrowed and repaid in October, 1994, no other borrowings occurred under the Company's line of credit during 1994 and 1993.

NOTE 7--LONG-TERM OBLIGATIONS:

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
                                                                    ----- -----
                                                                    $33.9 $32.7
                                                                    ===== =====

  At October 31, 1995 and 1994, senior notes payable consisted of $4 million of senior unsecured 5.82% notes, $4 million of senior unsecured 6.23% notes, and $22 million of senior unsecured 6.69% notes originally due September 15, 1996, September 15, 1997, and September 15, 1998, respectively. Interest on the notes was payable semi-annually. The notes contained covenants including minimum net worth and fixed charge coverage and leverage ratios.

  As a result of operating losses during 1996, the Company was unable to maintain compliance with the fixed charge financial covenant of the notes and technical defaults occurred. The Company obtained waivers of the defaults through February 1, 1997, and in January 1997 amended certain terms and conditions of the Senior

                        SYSTEM SOFTWARE ASSOCIATES, INC.

Notes whereby all defaults were waived and the maturity dates were changed to November 1, 1997. Under an intercreditor arrangement with the Company's banks and as described in Note 6, the notes have been collateralized with certain of the Company's assets and mandatory prepayments are required from the proceeds of any debt or equity offering. Interest due on the notes was changed from semi-annual to monthly payment dates. Upon delivery of collateral, the interest rates on each of the notes changes from the current default rate of 8.23% and 8.69%, respectively, to prime +1% (increasing to Prime +3% upon a subsequent default). The existing financial covenants have been modified to be the same as the new covenants contained in the Company's line of credit described in Note
6. Additionally, the senior noteholders have been issued warrants to purchase 275,000 shares of the Company's common stock under the same terms as the warrants issued to the banks in Note 6.

  At October 31, 1995, notes payable and other obligations consist of commitments made in connection with investments and acquisitions which mature as follows: $2.9 million in 1996, $6.6 million in 1997, and $0.3 million in 1998.

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

  The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of minimum lease payments at October 31, 1995:

      YEAR ENDING OCTOBER 31, (IN MILLIONS)                               AMOUNT
      -------------------------------------                               ------
      1996...............................................................  $0.9
      1997...............................................................   0.5
      1998...............................................................   0.4
      1999...............................................................   0.1
                                                                           ----
      Total minimum lease payments.......................................   1.9
      Less--Amount representing interest.................................   0.2
                                                                           ----
      Present value of minimum lease payments............................   1.7
      Less--Current maturities...........................................   0.7
                                                                           ----
                                                                           $1.0
                                                                           ====

  Interest expense was $2.2 million, $2.8 million, and $1.1 million during 1995, 1994, and 1993, respectively.

NOTE 8--INCOME TAXES:

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

  Pretax income from continuing operations was taxed in the following jurisdictions:

                                                          YEAR ENDED
                                                          OCTOBER 31,
                                                       -----------------
                                                       1995  1994  1993
                                                       ----- ----- -----
                                                         (IN MILLIONS)
      Domestic........................................ $31.4 $ 7.7 $27.8
      Foreign.........................................   9.5   7.7   7.9
                                                       ----- ----- -----
                                                       $40.9 $15.4 $35.7
                                                       ===== ===== =====

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  The provision for income taxes consists of the following:

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                            -------------------
                                                            1995   1994   1993
                                                            -----  -----  -----
                                                              (IN MILLIONS)
      Current:
        Federal............................................ $ 8.9  $(4.9) $ 5.7
        State..............................................   0.7    0.1    0.4
        Foreign............................................   7.2    6.3    5.5
                                                            -----  -----  -----
                                                             16.8    1.5   11.6
                                                            -----  -----  -----
      Deferred:
        Federal............................................  (2.8)   4.7    1.4
        State..............................................  (0.1)   0.4    0.3
        Foreign............................................   0.3   (1.0)  (0.6)
                                                            -----  -----  -----
                                                             (2.6)   4.1    1.1
                                                            -----  -----  -----
                                                            $14.2  $ 5.6  $12.7
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

  A reconciliation of taxes based on the federal statutory rate and the Company's actual provision is as follows:

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                            -------------------
                                                            1995   1994   1993
                                                            -----  -----  -----
                                                              (IN MILLIONS)
      Income tax at the federal statutory rate............. $14.3   $4.5  $12.4
      State income taxes, net of federal benefit...........   0.6    0.1    0.5
      Foreign Sales Corporation, net.......................  (0.1)  (0.4)  (1.1)
      Foreign operating losses.............................   0.6    1.7    1.2
      Research and development tax credit..................  (1.3)  (2.1)  (1.2)
      Other, net...........................................   0.1    1.8    0.9
                                                            -----  -----  -----
                                                            $14.2  $ 5.6  $12.7
                                                            =====  =====  =====

  The components of the deferred income tax provision are as follows:

                                                         YEAR ENDED OCTOBER
                                                                31,
                                                         --------------------
                                                          1995   1994   1993
                                                         ------  -----  -----
                                                           (IN MILLIONS)
      Revenues (net of commissions) recognized for tax
       purposes in advance of financial reporting....... $  1.3  $ 1.6  $(1.3)
      Capitalization of software costs for financial
       reporting purposes...............................    0.4    6.2    3.5
      Provision for doubtful accounts...................   (0.8)  (1.8)  (0.1)
      Rent expense for financial reporting purposes.....    --    (0.1)  (0.5)
      Expense recognized for financial reporting
       purposes in advance of tax.......................   (1.1)   --     --
      Deferred gain.....................................   (1.7)   --     --
      Domestic credit carryforwards.....................   (1.0)  (0.4)   --
      Foreign carryforwards.............................   (0.3)  (2.4)  (1.3)
      Valuation allowance...............................    0.6    1.3    1.3
      Other, net........................................    --    (0.3)  (0.5)
                                                         ------  -----  -----
                                                         $(2.6)  $ 4.1  $ 1.1
                                                         ======  =====  =====

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  The net deferred tax balance is comprised of (asset) liability:

                                                                      AS OF
                                                                   OCTOBER 31,
                                                                   ------------
                                                                   1995   1994
                                                                   -----  -----
                                                                       (IN
                                                                    MILLIONS)
Revenues (net of commissions) recognized for tax purposes in advance of financial reporting..................................  $(3.2) $(4.5)
Capitalization of software costs for financial reporting
 purposes........................................................   15.6   15.2
Provision for doubtful accounts..................................   (3.7)  (2.9)
Rent expense for financial reporting purposes....................   (1.6)  (1.6)
Expense recognized for financial reporting purposed in advance of
 tax.............................................................   (1.2)   --
Deferred gain....................................................   (1.7)   --
Unrealized equity gain...........................................    1.4    --
Domestic credit carryforwards....................................   (1.4)  (0.4)
Foreign carryforwards............................................   (4.0)  (3.7)
Valuation allowance..............................................    3.2    2.6
Other, net.......................................................   (0.5)  (0.6)
                                                                   -----  -----
                                                                   $ 2.9  $ 4.1
                                                                   =====  =====

  At October 31, 1995, the Company has approximately $8.7 million of foreign net operating loss carryforwards and $2.2 million of tax credit carryforwards. At October 31, 1995 and October 31, 1994, the Company recorded valuation allowances related to these items of $3.2 million and $2.6 million, respectively. Of the $8.7 million in foreign net operating loss carryforwards, $4.1 million expire in varying amounts through the fiscal year ending October 31, 2002, and $4.6 million may be carried forward indefinitely. The $2.2 million of tax credit carryforwards expire in varying amounts through the fiscal year ending October 31, 2000.

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

NOTE 9--STOCKHOLDERS' EQUITY:

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  The following is a summary of stock option activity:

                             AVAILABLE                            OPTION PRICE
                             FOR GRANT  UNEXERCISED EXERCISABLE    PER SHARE
                             ---------  ----------- ----------- ----------------
Balance, October 31, 1992..  1,338,627   1,276,573    334,612   $ 1.38 -- $19.50
                             ---------   ---------   --------   ----------------
Granted....................   (189,665)    189,665               12.25 --  24.75
Becoming exercisable.......                           251,154     1.56 --  19.50
Cancelled..................     50,400     (50,400)               6.00 --  10.97
Exercised..................               (157,078)  (157,078)    2.77 --  11.67
                             ---------   ---------   --------   ----------------
Balance, October 31, 1993..  1,199,362   1,258,760    428,688     1.38 --  24.75
                             ---------   ---------   --------   ----------------
Granted....................   (571,500)    571,500               11.75 --  16.75
Becoming exercisable.......                           280,293     4.64 --  24.75
Cancelled..................     54,900     (54,900)               6.00 --  15.13
Exercised..................                (97,900)   (97,900)    2.89 --  12.38
                             ---------   ---------   --------   ----------------
Balance, October 31, 1994..    682,762   1,677,460    611,081     1.38 --  24.75
                             ---------   ---------   --------   ----------------
Granted....................   (498,000)    498,000               12.25 --  27.13
Becoming exercisable.......                           338,367     6.00 --  24.75
Cancelled..................    154,467    (154,467)               6.00 --  19.67
Exercised..................               (497,946)  (497,946)    1.56 --  19.50
Reflect three-for-two stock
 split.....................    169,615     761,524    225,751
                             ---------   ---------   --------   ----------------
Balance, October 31,1995...    508,844   2,284,571    677,253   $ 0.92 -- $18.09
                             =========   =========   ========   ================

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

NOTE 10--FOREIGN INFORMATION:

  Information regarding geographic areas for the years ended October 31, 1995, 1994, and 1993 is as follows:

                                             EUROPE
                             UNITED STATES MIDDLE EAST OTHER ELIMINATIONS TOTAL
                             ------------- ----------- ----- ------------ ------
                                                (IN MILLIONS)
Year Ended October 31, 1995
  Sales to unaffiliated
   customers                    $173.7       $148.1    $92.0    $(39.7)   $374.1
  Operating income.........     $ 28.5       $  9.3    $ 3.3              $ 41.1
  Identifiable assets......     $225.2       $130.2    $87.3    $(49.5)   $393.2
                                ======       ======    =====    ======    ======
Year Ended October 31, 1994
  Sales to unaffiliated
   customers                    $155.5       $119.4    $82.6    $(33.2)   $324.3
  Operating income.........     $ 14.0       $  1.9    $ 0.5              $ 16.4
  Identifiable assets......     $199.1       $101.4    $84.0    $(51.4)   $333.1
                                ======       ======    =====    ======    ======
Year Ended October 31, 1993
  Sales to unaffiliated
   customers                    $127.1       $101.0    $56.1    $(20.8)   $263.4
  Operating income.........     $ 27.5       $  7.5    $ 1.1              $ 36.1
  Identifiable assets......     $179.6       $ 90.9    $51.7    $(41.8)   $280.4
                                ======       ======    =====    ======    ======

  The sales and operating income amounts reflected above include intercompany royalties.

  United States sales by geographical areas during the years ended October 31, 1995, 1994, and 1993 are as follows:

                                                    FOREIGN
                                       ---------------------------------
                                         EUROPE     ASIA      CANADA
                         UNITED STATES MIDDLE EAST PACIFIC LATIN AMERICA TOTAL
                         ------------- ----------- ------- ------------- ------
                                             (IN MILLIONS)
Year Ended October 31,
 1995...................    $147.3        $14.3     $ 5.4      $ 6.7     $173.7
Year Ended October 31,
 1994...................    $119.1        $16.6     $ 9.9      $ 9.9     $155.5
Year Ended October 31,
 1993...................    $ 81.3        $15.3     $16.5      $14.0     $127.1

NOTE 11--COMMITMENTS AND CONTINGENCIES:

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

  In January, 1997, class action lawsuits were filed in state court in Illinois and in the federal court in Chicago, Illinois against the Company and certain of its officers. The federal actions allege damages to persons who purchased the Company's common stock during the period August 22, 1994 through January 7, 1997 arising from alleged violations of the federal securities laws and associated common laws. The state court action alleges damages to persons who purchased the Company's common stock during the period November 21, 1994 through January 7, 1997 arising from alleged violations of the Illinois securities laws and associated common and statutory law. Although the outcome of these proceedings cannot be determined with certainty, management intends to defend the actions vigorously, and, in consultation with its legal counsel, believes that the allegations are without merit and that the final outcomes should not have a material adverse effect on the Company's operations or financial position.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  The Company is also subject to other legal proceedings and claims which arise in the normal course of business. Although the outcome of these proceedings cannot be determined with certainty, management believes that the final outcomes of these proceedings should not have a material adverse effect on the Company's operations or financial position.

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

  In late November, 1995, two class action suits were filed in the federal court in Chicago, Illinois, against the Company and certain of its officers, alleging damages to persons who purchased the Company's common stock during the period August 21, 1995 through November 22, 1995. The plaintiffs subsequently dismissed each of these suits voluntarily, without liability to the Company.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
System Software Associates, Inc.

  In our opinion, the consolidated financial statements listed in the accompanying index present fairly, after the restatement described in Note 2, in all material respects, the financial position of System Software Associates, Inc. and its subsidiaries at October 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of System Software Associates, Inc. and its subsidiaries for any period subsequent to October 31, 1995.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Chicago, Illinois
January 7, 1997, except as to Notes 6, 7 and 11 which are as of January 29,
1997

                                 SCHEDULE VIII
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                                                ADDITIONS
                                       BALANCE   CHARGED  DEDUCTIONS-- BALANCE
                                         AT     TO COSTS   WRITE-OFFS  AT END
                                      BEGINNING    AND     AND OTHER     OF
                                      OF PERIOD EXPENSES  ADJUSTMENTS  PERIOD
                                      --------- --------- ------------ -------
ALLOWANCE FOR DOUBTFUL ACCOUNTS
  Year ended October 31, 1995........   $10.2     $ 3.3      $(1.0)     $12.5
  Year ended October 31, 1994........   $ 5.0     $ 8.0      $(2.8)     $10.2
  Year ended October 31, 1993........   $ 6.5     $ 2.7      $(4.2)     $ 5.0
                                                ADDITIONS
                                       BALANCE   CHARGED               BALANCE
                                         AT     TO COSTS               AT END
                                      BEGINNING    AND                   OF
                                      OF PERIOD EXPENSES   DEDUCTIONS  PERIOD
                                      --------- --------- ------------ -------
ACCUMULATED AMORTIZATION OF SOFTWARE
 COSTS
  Year ended October 31, 1995........   $26.2     $14.9        --       $41.1
  Year ended October 31, 1994........   $17.0     $ 9.2        --       $26.2
  Year ended October 31, 1993........   $10.7     $ 6.6      $(0.3)     $17.0
                                                ADDITIONS
                                       BALANCE   CHARGED               BALANCE
                                         AT     TO COSTS               AT END
                                      BEGINNING    AND                   OF
                                      OF PERIOD EXPENSES   DEDUCTIONS  PERIOD
                                      --------- --------- ------------ -------
ACCUMULATED AMORTIZATION OF
 INTANGIBLES
  Year ended October 31, 1995........   $ 0.3     $ 0.2        --       $ 0.5
  Year ended October 31, 1994........   $ 0.1     $ 0.2        --       $ 0.3
  Year ended October 31, 1993........     --      $ 0.1        --       $ 0.1
                                                ADDITIONS
                                       BALANCE   CHARGED               BALANCE
                                         AT     TO COSTS               AT END
                                      BEGINNING    AND                   OF
                                      OF PERIOD EXPENSES   DEDUCTIONS  PERIOD
                                      --------- --------- ------------ -------
ACCUMULATED AMORTIZATION OF COST IN
 EXCESS OF NET ASSETS OF ACQUIRED
 BUSINESSES
  Year ended October 31, 1995........    $4.3     $ 2.2      $(0.5)     $ 6.0
  Year ended October 31, 1994........    $2.5     $ 1.8        --       $ 4.3
  Year ended October 31, 1993........    $1.7     $ 0.8        --       $ 2.5

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.           DESCRIPTION                                               PAGE
 ------- --------------------------                                        ----
  3.1    Certificate of Incorporation, as amended to date.................  (1)
  3.2    By-Laws, as amended to date......................................  (2)
 10.8    Incentive Stock Option Plan......................................  (3)
10.12    Office Lease Northwestern Atrium Center, Chicago, Illinois, dated
         July 1, 1987 (the "Chicago Lease")...............................  (1)
10.15    Non-Qualified Stock Option Plan..................................  (4)
10.16    SSA Incentive Savings Plan effective May 1, 1986 as amended and restated November 1, 1988........................................  (5)
10.19    Letter to Terry E. Notari dated October 25, 1989.................  (2)
10.24    Agreement dated August 27, 1990 between the Registrant and
         Ameritech Information Systems, Inc. ("Ameritech")................  (6)
10.25    Letter Agreement dated August 27, 1990 among the Registrant,
         Ameritech and Northwestern Atrium Center Associates L.P..........  (6)
10.29    Employment Agreement dated September 28, 1987 between System
         Software Associates, Ltd. and Terence H. Osborne.................  (7)
10.30    Letter Agreement dated August 9, 1991 between the Registrant and
         Terence H. Osborne...............................................  (7)
10.31    Long-Term Incentive Plan.........................................  (7)
10.37    Note Agreement dated as of August 15, 1993.......................  (8)
10.38    Letter Agreement dated August 12, 1994 between the Registrant and
         Joseph J. Skadra.................................................  (9)
10.40    Credit Agreement dated as of June 19, 1995....................... (10)
10.41    Letter Agreement Re: Note Agreement Restatement dated
         January 29, 1997.................................................
10.42    Letter Agreement Re: Credit Agreement Restatement dated
         January 29, 1997.................................................
21.1     Subsidiaries of the Registrant................................... (10)
23.1     Consent of Price Waterhouse LLP, the Registrant's Independent
         Accountants......................................................
27.1     Financial Data Schedule..........................................

--------
(1) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1987 (File No. 0-15322).
(2) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1989 (File No. 0-15322).
(3) Incorporated by reference from the Registrant's Form S-1 Registration Statement effective February 12, 1987 (File No. 33-10920).
(4) Incorporated by reference from the Registrant's Form S-8 Registration Statement filed on October 4, 1988 (File No. 33-24516).
(5) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1988 (File No. 0-15322).
(6) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1990 (File No. 0-15322).
(7) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1991 (File No. 0-15322).
(8) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1993 (File No. 0-15322).
(9) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1994 (File No. 0-15322).
(10) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1995, as originally filed (File No. 0-15322).