Form 10-K405
period 1996-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1997-01-30
CIK 808207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended October 31, 1996
                                      OR
   [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from            to

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on January 24, 1997, was $318,552,300.

  At January 24, 1997, 42,604,375 shares of the registrant's Common Stock were outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held in April 1997, expected to be filed with the Commission not later than February 28, 1997, is incorporated by reference into Part III of this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  System Software Associates, Inc. (the "Company" or "SSA") is a leading provider of cost-effective business enterprise information systems to the industrial sector worldwide. SSA's BPCS (Business Planning and Control System) Client/Server product provides business process re-engineering and integration of an enterprise's operations, including multi-mode manufacturing processes, supply chain management and global financial solutions. The BPCS Client/Server solution delivers scaleability, interoperability and reconfigurability in its comprehensive product suite to meet changing market demands. The distributed object computing architecture (DOCA) of BPCS Client/Server provides the benefits of next generation technology in conformity with industry standards. The Company markets, sells and services its products to intermediate and large size enterprises through a worldwide network of its own sales organization and a network of approximately 90 independent software companies ("Affiliates") and major systems integrators.

INDUSTRY BACKGROUND

  Businesses in recent years have been subject to increasing global competitive pressures, more demanding vendor-customer relationships and rapidly changing market requirements. As a result of these changes, businesses are required to manage broadening product portfolios, multi-national distribution, reduced delivery response times, lower inventory levels and more complex manufacturing strategies involving global sourcing and assembly from a network of internal and outsourced manufacturers and suppliers.

  These challenges require more streamlined organizations, more efficient business processes and more effective integration of the entire extended enterprise, from vendors through the supply chain to distribution channels to customers and often to a firm's customers' customers. Through a process known as Business Process Reengineering (BPR), many organizations have begun to restructure or reengineer their critical business processes and to adapt their organizational structures to accommodate and exploit rapid changes in the business environment.

  Organizations rely upon enterprise business systems to manage resources across the enterprise and to integrate such functions as sales management, order management, component and raw material procurement, inventory management, manufacturing control, project management, distribution, transportation, finance and others. Many enterprise systems, however, are monolithic, legacy systems, which do not support diverse manufacturing processes. This may force enterprises to maintain business processes that fit the requirements of the legacy systems, which generally provide limited flexibility to incorporate changing technologies.

  Effective information technology (IT) systems, capable of generating and disseminating critical information across the extended enterprise, can be a strategic resource, allowing an organization to respond more rapidly to changing market and customer needs thereby gaining competitive advantage. Business computing has evolved from the centralized, mainframe paradigm to distributed, open client/server and network-centric computing models. Client/server and network-centric computing distributes computing power and applications across an organization and provides end-users with access to company-wide information. Such network-centric computing makes use of object-oriented architectures which provide enhanced flexibility and decreased development and maintenance cost through the use of discreet, reusable portions of software code.

  The emergence of client/server and network-centric computing environments, together with the growing demand for enterprise systems to address changing business requirements, has created a demand for a new generation of industrial enterprise systems that are based on object orientation, open systems and client/server platforms which can be implemented rapidly, are flexible and provide a wide array of applications in order to accommodate changing needs and technologies and are scaleable to support an organization's growth. These characteristics ensure that the systems not only support current business processes but also support continual BPR to accommodate future changes.

SSA SOLUTION

  SSA provides business enterprise information systems that deliver scaleable, interoperable and reconfigurable business solutions.

  SSA's BPCS Client/Server software consists of over 40 integrated products designed for manufacturing, supply chain management and financial applications, as well as electronic commerce and application development tools. The Company's products are designed to provide sufficient breadth of features and application flexibility to appeal to a wide variety of users, operate in a variety of business environments, and to offer a consistent Windows(TM) look and feel with respect to data entry, information retrieval and general operation, thereby improving ease of use and shortening training time. BPCS Client/Server's object architecture, use of semantic messaging gateway technology and support for the JAVA programming language permits operation in Internet/Intranet environments, facilitating electronic commerce and information exchange beyond the enterprise. It also ensures high interoperability with other industry standard applications.

PRODUCTS

  BPCS Client/Server consists of over 40 integrated products designed for manufacturing, supply chain management and financial applications, as well as electronic commerce and application development tools. Historically, the Company's software was primarily designed to operate on IBM AS/400 computers. BPCS Client/Server now operates across a broad array of platforms, including Hewlett-Packard HP 9000, IBM AS/400, IBM RISC System/6000 and DEC Alpha servers. The Company's Unix version of BPCS Client/Server software operates on both Informix and Oracle databases. The entire BPCS Client/Server product line is available in English, and a significant portion of the line is available in 19 other languages, including Chinese (simplified and traditional), Dutch, French, German, Italian, Japanese, Korean, Portuguese, Swedish and Spanish. BPCS Client/Server has been designed to meet localized regulatory policies and statutory requirements of many countries.

  The Company's BPCS product line was initially developed for the IBM AS/400, and until 1995, all of the Company's revenue was derived from BPCS product licenses and related services sold for use on the AS/400 platform. In 1993, the Company commenced a major development initiative to create a version of its BPCS product line for the Unix operating system in an effort to address the non-AS/400 market and provide a migration path for its AS/400 customers to open systems architectures. Version 5.1 of BPCS Client/Server was the Company's initial release of a Unix product and achieved limited market acceptance. The Company subsequently commenced a major redesign of its software architecture and tool set, leading to the development of an object-oriented version of its BPCS Client/Server product. This effort resulted in the release of Version 6.0 in April 1996. The Company believes that Version
6.0 offers significantly improved functionality and performance as compared to Version 5.1 and that the flexibility of its distributed, object-oriented architecture represents a unique advantage when compared to other enterprise applications.

  BPCS Client/Server exists as a set of objects, business rules and data models in an open repository. BPCS Client/Server is then generated from this repository to any specific execution environment. As a result of this repository-based generation, SSA and its clients can take advantage of advances in technology without the need to reengineer BPCS Client/Server. SSA's DOCA architecture conforms with the CORBA (Common Object Request Broker Architecture) industry standards, ensuring high interoperability with other industry standard applications. As a result, the Company believes that BPCS Client/Server can be quickly and easily reconfigured. The BPCS Client/Server user interface is fully compliant with Microsoft Windows. BPCS Client/Server uses the full range of client/server modes (topologies), with the allocation of database, function, and presentation among clients and servers optimized according to the specific requirements of each application.

  In September 1996, SSA commenced general release of version 6.0 of BPCS Client/Server. The function benefits of version 6.0 include:

  . configurable and reconfigurable supply chain management functions, enabling firms to easily adapt their enterprise system to changing business practices;

  . configurable and reconfigurable enterprise-wide financial functions, offering similar adaptability as to financial applications;

  . substantially enhanced functions, including many industry-specific features to support multi-mode manufacturing; and

  . enhanced electronic commerce capabilities to enable buyers and sellers to interact electronically.

  The new technology in version 6.0 includes: the implementation of SSA's DOCA in many parts of BPCS Client/Server; semantic messaging used throughout; full use of the SSA self-defining repository; full use of native database and operating system functions on each supported platform; full use of Microsoft Windows(TM) desktop standards and capabilities throughout; drag and drop functionality; and the ability to include other object types, such as multimedia, in the user interface. The end-user functionality of version 6.0 is identical on all SSA supported platforms and databases.

  In addition to BPCS Client/Server, the Company also offers an interoperable, object-oriented application development tool set which enables the development of high transaction volume, enterprise-wide object oriented client/server applications.

PRODUCT DEVELOPMENT

  To maintain and enhance the breadth and functionality of its software, SSA devotes significant resources to research and development. The Company expended over $60 million on research and development activities in fiscal 1995, and nearly $100 million in fiscal 1996. The foregoing amounts include software development costs which were capitalized in accordance with Statement of Financial Accounting Standards No. 86.

  The Company has hired numerous developers in the Unix environment and, in connection with the Company's increasing focus on object-oriented applications and the development of its Version 6.0 product, the Company has retained developers skilled in the field of object-oriented development. To enhance its capabilities in application development tool production, the Company acquired Softwright Systems Limited in 1995. The Company is also devoting a portion of its research and development effort to adapt its technology to the Microsoft Windows NT environment.

CLIENTS

  BPCS has been installed in over 8,000 client sites worldwide, the substantial majority of which comprise the Company's installed base of AS/400 customers. The target marketplace for BPCS is large and medium-sized firms in such diverse industries as pharmaceuticals, automotive, electronics, consumer products, forest products and food and beverages. The Company's clients include leading firms in these industries.

SALES & MARKETING

  The Company has a balanced global sales strategy to market and sell its product line and support its clients. Historically, the Company's revenue is almost equally divided among North America, Europe and the rest of the world. The Company supports its clients primarily through a worldwide network of branch offices. The Company markets, sells and services its products through a distribution network consisting of its own sales organization and a network of approximately 90 Affiliates and major systems integrators. The Company has over 50 offices worldwide, with nearly 140 BPCS Client/Server support centers in approximately 70 countries. In fiscal 1995, the Company established a vertical industry marketing strategy that focuses on six of its most important sector markets.

  Starting in fiscal 1995, the Company has entered into partnerships with the major computer hardware manufacturers as an important indirect source of software distribution, primarily in the developing economies of the world where a totally integrated open architecture client/server solution is required. Under such partnerships, SSA normally grants the manufacturers a non-exclusive right to sub-license a fixed amount of SSA software to end users in a designated territory in return for a fixed fee.

  The Company's BASIS implementation methodology helps to ensure consistent, successful and rapid implementation of the Company's software. BASIS, which is built upon SSA's experience with over 8,000 implementations worldwide, provides tools and techniques to address project organization, project process, project direction and project planning and control.

  The Company believes that as a consequence of its global support network and proven implementation capabilities, SSA is well qualified among business enterprise software vendors to manage simultaneous multiple country, multiple site implementations. By offering these capabilities, SSA partners with its clients for global information systems.

LICENSING

  In the United States and Canada, software sales are made pursuant to the Company's Software License Agreement (the "SLA") which is entered into by the client and SSA. The gross amount of the software license fee is remitted to the Company and, if applicable, the Company then pays a commission to the Affiliate. In certain countries outside of the United States and Canada, the SLA is entered into by the client, the Company and the Affiliate. In most of those countries, the user pays the Affiliate, which in turn remits the license fees to the Company, net of its commission. Affiliates are not authorized to modify prices or contract terms without approval of the Company. SSA usually enters into individual, negotiated contracts with its Major Account clients. The SLA typically provides for either a single license fee to use the product in perpetuity on a single computer or licensing the products on the basis of the number of users. License fees for the BPCS products typically range from $1,500 to $150,000 per product.

  The Company also charges annual ongoing support fees to clients who desire upgrades after the initial HelpLine and maintenance period. Ongoing support is typically provided to clients under annual or multi-year maintenance agreements. Occasionally, Affiliates handle the installation of such upgrades and receive their standard commissions on maintenance fees received from their clients. An Affiliate may also perform services and provide hardware to its clients for which the Affiliate bills directly.

COMPETITION

  The information management application software market is highly competitive, changing rapidly, and significantly affected by new product introductions and other market activities of industry participants. The Company's products are targeted at the emerging market for open systems-based, client/server ERP software solutions. The Company's current competitors offer a variety of products and solutions to address this market.

  The Company's primary competition comes from a large number of independent software vendors and other sources including (i) companies offering applications that run on Unix Systems in a client/server environment such as SAP AG, Oracle and Baan, (ii) companies offering applications that run on AS/400 and other mid-range computers, including Marcam Corporation and J.D. Edwards and (iii) companies offering either standard or fully customized applications that run on main frame computer systems, such as SAP AG and Dun & Bradstreet. In addition, the Company faces indirect competition from suppliers of custom-developed business application software that have focused mainly on proprietary mainframe and minicomputer-based systems with highly customized software, such as the systems consulting groups of the major public accounting firms, as well as systems integrators. The Company also faces indirect competition from "home-grown" systems developed by the internal MIS departments of large organizations. Competition in SSA's industry is primarily based on sales ability, quality of the products, breadth of product line and quality of support. To date, there has been no significant price competition in this market, but price competition could become a factor in the future.

PROPRIETARY RIGHTS

  SSA regards its application software as proprietary and attempts to protect it with copyrights, trade secret laws and restrictions on disclosure and transferring title. The Company does not customarily provide source code to its licensees. Despite these precautions, it may be possible for third parties to copy aspects of the Company's products or to obtain and use information which the Company regards as trade secrets without authorization. Computer software generally cannot be patented and existing copyright laws afford only limited practical protection. In addition, the laws of some foreign countries do not protect the Company's proprietary rights in its products to the same extent as do the laws of the United States.

STAFF

  As of January 1, 1997, SSA employed approximately 2,200 people. The Company's success is highly dependent on its ability to attract and retain qualified staff members. Competition for staff is intense in the software industry. None of the Company's staff members is subject to collective bargaining agreements, and SSA believes that its relations with its staff is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

  ROGER E. COVEY, age 42, founded the Company and served as President and Chairman of the Board of the Company from its inception in October 1981 until August 1991, at which time he was elected as Vice-Chairman of the Board. He was a student from August 1991 until he rejoined the Company in August 1994 as Vice President--Research & Development and was appointed Chairman of the Board and Chief Executive Officer in October 1994. Mr. Covey holds a BS degree from the University of Illinois and MBA and MA in Chinese Art History from the University of Chicago.

  RIZ SHAKIR, age 41, joined the Company as Area Vice President--Architecture in June 1994, and currently serves as Vice President--Architecture & Technology. Prior to joining the Company, he was CEO of ASIC, a company specializing in building custom enterprise software solutions based on object and distributed computing technologies. Mr. Shakir holds a BSc degree from Imperial College of Science and Technology in London.

  JOSEPH J. SKADRA, age 55, was appointed Vice President and Chief Financial Officer on August 24, 1994. He was employed by Figgie International, Inc. from 1970 to 1994, where he held various operating and financial positions at the Vice President level. His last position at Figgie International was Senior Vice President--Finance and Controller. Mr. Skadra holds a BSBA degree from Case Western Reserve University.

ITEM 2. PROPERTIES

  The Company's principal administrative, marketing and technical facilities are located in Chicago, Illinois and consist of approximately 141,000 square feet of occupied or committed space, with the option to expand to approximately 183,000, subject to a lease terminating in August, 2008. The Company also leases office space for its regional headquarters and branch offices. See Note 11 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

  In January 1997, class action lawsuits were filed in state court in Illinois and in the federal court in Chicago, Illinois against the Company and certain of its officers. The federal actions allege damages to persons who purchased the Company's common stock during the period August 22, 1994 through January 7, 1997 arising from alleged violations of the federal securities laws and associated common laws. The state court action alleges damages to persons who purchased the Company's common stock during the period November 21, 1994 through January 7, 1997 arising from alleged violations of the Illinois securities laws and associated common and statutory law. Although the outcome of these proceedings cannot be determined with certainty, management intends to defend the actions vigorously, and, in consultation with its legal counsel, believes that the allegations are without merit and that the final outcomes should not have a material adverse effect on the Company's operations or financial position.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

 PRICE RANGE OF COMMON STOCK

  The Company's common stock is traded on the Nasdaq National Market under the symbol SSAX. The following table shows the quarters' high and low closing prices as reported by Nasdaq.

 FISCAL 1996        HIGH         LOW          FISCAL 1995          HIGH         LOW
 -----------        ----         ---          -----------          ----         ---
First Quarter      $27.67       $18.63       First Quarter        $11.75       $ 8.17
Second Quarter      25.63        20.50       Second Quarter        18.92        11.50
Third Quarter       24.13        11.63       Third Quarter         19.59        12.59
Fourth Quarter      13.38         8.69       Fourth Quarter        30.00        15.25

  At January 24, 1997 there were approximately 404 holders of record.

ITEM 6. SELECTED FINANCIAL DATA

                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
                                         ---------------------------------------
                                                   1995     1994
                                          1996   RESTATED RESTATED  1993   1992
YEAR ENDED OCTOBER 31,                   ------  -------- -------- ------ ------
Operating revenues...................... $340.8   $374.1   $324.3  $263.4 $228.8
Net income (loss).......................  (32.8)    26.6     10.0    23.4   26.6
Earnings (loss) per share...............  (0.76)    0.63     0.25    0.57   0.66
Dividends declared per common share.....   0.10     0.08     0.08    0.08   0.08
                                                   1995     1994
                                          1996   RESTATED RESTATED  1993   1992
AT OCTOBER 31,                           ------  -------- -------- ------ ------
Total assets............................ $384.4   $393.2   $333.1  $280.4 $200.0
Long-term obligations...................   75.1     33.9     32.7    34.0    3.5

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

  The Company's results of operations and balance sheets for 1995 and 1994 have been restated to exclude certain transactions related to several software contracts. See Note 2 of Notes to Consolidated Financial Statements. The discussion below relates to the restated financial statements.

                                                                        PERCENTAGE
                             PERCENTAGE OF TOTAL REVENUES           INCREASE/(DECREASE)
                                YEAR ENDED OCTOBER 31,               OVER PRIOR PERIOD
                             -----------------------------------    ----------------------
                                                                      1996         1995
                                            1995         1994        VERSUS       VERSUS
                              1996        RESTATED     RESTATED       1995         1994
                             ---------   ----------   ----------    ----------   ---------
   Revenues:
     License fees..........       66.5%        66.8%        70.8%         (9.3)%       8.8%
     Client services and
      other................       33.5%        33.2%        29.2%         (8.1)%      31.2%
                             ---------    ---------    ---------    ----------   ---------
       Total revenues......      100.0%       100.0%       100.0%         (8.9)%      15.4%
                             ---------    ---------    ---------    ----------   ---------
   Costs and expenses:
     Cost of license fees..       19.6%        17.4%        18.7%          3.1%        6.9%
     Cost of client
      services and other...       26.1%        20.5%        17.7%         15.9%       34.3%
     Sales and marketing...       30.4%        23.4%        28.0%         18.5%       (3.5)%
     Research and
      development..........       16.0%        10.7%        10.8%         35.3%       14.5%
     General and
      administrative.......       25.1%        17.0%        19.8%         34.6%       (0.9)%
                             ---------    ---------    ---------    ----------   ---------
       Total costs and
        expenses...........      117.2%        89.0%        95.0%         20.0%        8.2%
                             ---------    ---------    ---------    ----------   ---------
   Operating income (loss).      (17.2)%       11.0%         5.0%       (243.1)%     150.6%
                             ---------    ---------    ---------    ----------   ---------
   Gain on sale of
    available-for-sale
    securities.............        3.8%         --           --             *           *
   Non-operating income
    (expense), net.........       (1.7)%      (0.1)%        (0.3)%          *           *
                             ---------    ---------    ---------    ----------   ---------
   Income (loss) before
    income taxes and
    minority interest......      (15.1)%       10.9%         4.7%       (225.7)%     165.6%
   Provision (benefit) for
    income taxes...........       (5.5)%        3.8%         1.7%       (231.0)%     153.6%
                             ---------    ---------    ---------    ----------   ---------
   Income (loss) before
    minority interest......       (9.6)%        7.1%         3.0%       (222.8)%     172.4%
   Minority interest.......        --           --           0.1%           *           *
                             ---------    ---------    ---------    ----------   ---------
   Net income (loss).......       (9.6)%        7.1%         3.1%       (223.3)%     166.0%
                             =========    =========    =========    ==========   =========

--------
*not meaningful

REVENUES

  Total revenues decreased 9% from 1995 to 1996. North America recorded higher revenues in 1996 while the Company's other regions were flat to down. Revenues increased 15% from 1994 to 1995. All regions grew in 1995, with particularly strong results in Europe.

  License Fees. License fees decreased 9% in 1996, following growth of 9% from 1994 to 1995. Despite the solid revenue growth in North America in 1996, a sharp decline in the European region more than offset North America's favorable results. North America license fees reflected growth in both the AS/400 and Unix product lines. In 1995, a small decline in AS/400 revenue was offset by sales of the Company's open systems product, which was released in the second quarter of 1995. During 1996, the Company entered into partnerships with major computer manufacturers and other systems integrators as an important indirect source of software distribution, primarily in developing economies of the world where a totally integrated client/server solution is required. Revenues generated from these arrangements will be recognized as software products are sold to end users.

  Client Services. Client services revenues declined 8% in 1996, compared to an increase of 31% in 1995. The decline in 1996 was due to lower productivity caused in part by allocation of resources to perform warranty work and investments in training client services professionals. The growth from 1994 to 1995 was related to the increase in software revenues. As a percentage of total revenues, client services revenues increased slightly to 34% in 1996 from 33% in 1995.

 Costs and Expenses.

  Cost of License Fees. Cost of license fees includes commissions paid to Affiliates, hardware costs, amortization of capitalized software costs, and royalties paid to third parties. Cost of license fees as a percentage of license fee revenues was 30%, 26%, and 26% in 1996, 1995, and 1994, respectively. The increase in 1996 to 30% was primarily due to increased amortization expense of capitalized software development costs and increased warranty costs.

  Cost of Client Services and Other. Cost of client services and other includes salaries and other direct employment costs paid to the Company's client services professionals and amounts paid to independent client services professionals. Cost of client services and other as a percentage of the related revenues was 78%, 62%, and 60% in 1996, 1995, and 1994, respectively. The increase in 1996 is primarily due to lower productivity related to newly hired technical professionals around the world, in particular those with open systems and object skills, allocation of resources to perform warranty work, and investments in training.

  Sales and Marketing. Sales and marketing expenses include salaries, commissions, and other direct employment costs of the Company's sales and pre-sales professionals, as well as marketing costs, which include advertising, trade shows, and production of sales brochures. Sales and marketing as a percentage of license fee revenues was 46%, 35%, and 40% in 1996, 1995, and 1994, respectively. The higher percentage in 1996 was primarily due to decreased revenue as described above and increased expenditures to establish worldwide marketing programs, and the development of vertical industry groups in support of the Company's continuing move into the Unix open systems client/server market. In addition, training programs for the sales force resulted in increased expenses during the year. The favorable result from 1994 to 1995 was due to increased productivity of the sales force and programs to reduce fixed expenses which began early in 1995.

  Research and Development. Gross (total) research and development (R&D) expenditures increased 56% in 1996 versus a decrease of 4% in 1995. The 1996 increase was attributable to the Company's continuing development of its distributed object computing technology and enhancement of its existing products. The decline in 1995 from 1994 was primarily due to expense reduction programs which began early in 1995 and impacted R&D spending favorably by replacing contracted technical personnel with employed technical personnel. Excluding the costs of contracted technical personnel, remaining R&D expenditures increased 22% in 1995 when compared to 1994 due to increased employee costs for technical personnel.

  The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalized
$41.9, $21.6 and $29.0 million of software development costs in fiscal 1996, 1995 and 1994, respectively. The capitalization rate (capitalized software costs as a percentage of gross R&D) in 1996, 1995, and 1994 was 44%, 35%, and 45%, respectively. The 1996 increase is due to construction and testing activities related to the Company's distributed object computing architecture. The decrease from 1994 to 1995 was driven by a higher proportion of R&D spending incurred to support and maintain existing products and the completion of certain open systems products.

  The following table sets forth R&D costs and related capitalized amounts for the periods indicated.

                                                                    PERCENTAGE
                                        YEAR ENDED OCTOBER 31,        CHANGE
                                        -------------------------  -------------
                                                                    1996   1995
                                                                   VERSUS VERSUS
                                         1996     1995     1994     1995   1994
                                        -------  -------  -------  ------ ------
                                             (in millions)
   Gross R&D costs..................... $  96.3  $  61.8  $  64.1   56%    (4%)
   Less amount capitalized.............   (41.9)   (21.6)   (29.0)
                                        -------  -------  -------   ---    ---
     Net R&D costs..................... $  54.4  $  40.2  $  35.1   35%    15%
                                        =======  =======  =======   ===    ===

  General and Administrative. General and administrative expenses increased 35% from 1995 to 1996 following a 1% decline from 1994 to 1995. The increase in 1996 over 1995 was primarily due to new facilities to support the Company's worldwide expansion, increased computer equipment rent and a $9.3 million provision for doubtful accounts. The provision for doubtful accounts was $9.3, $3.3, and $8.0 million for the fiscal years 1996, 1995, and 1994, respectively.


  Non-operating Income (Expense), Net. Non-operating income (expense), net consists primarily of interest expense and fees related to the Company's bank line of credit and Senior Notes and other long-term obligations less interest income earned on invested cash. The increase in 1996 is due to higher borrowing levels under the Company's bank line of credit and increased fees and interest rates related to the Company's renegotiation of its borrowing arrangements' terms and conditions in the fourth quarter of 1996. In 1995, higher cash balances throughout the year and higher interest rates on invested cash as well as a reduction in interest-bearing notes payable resulted in decreased net interest expense.

  Income Taxes. The Company's effective tax expense (benefit) rate has remained relatively constant at approximately (36%) in 1996, 35% in 1995 and 36% in 1994. The benefit recorded in 1996 represents federal and state tax refunds to be received in 1997 and amounts to be realized through future utilization of net operating loss and tax credit carryforwards.
  Net Income (Loss). The net loss of $32.8 million in 1996 as compared to net income in 1995 of $26.6 million resulted from the decline in 1996 in license fees and client services revenues combined with increased expenses as explained above.


  Impact of Inflation. To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been salaries and related costs incurred principally for product development and enhancements, sales and marketing, and administration. The Company generally has been able to meet increases in costs by increasing prices of its products and services.

  Foreign Currency Exposures. Sales outside of the United States account for approximately 60% of the Company's total revenue. The Company's international sales (with the exception of certain Latin American countries) are predominately invoiced and paid in foreign currencies. Consequently, the Company's revenues are impacted by the fluctuation of foreign currencies versus the U.S. Dollar. The operating income impact of such fluctuations, however, is offset to the extent expenses of the Company's international operations are incurred and paid for in local currencies.
  The Company generally minimizes the financial impact of foreign currency exchange transactions through the use of foreign exchange forward contracts, which generally mature within three months of origination (see Note 5 of Notes to Consolidated Financial Statements).

ACQUISITIONS, MERGERS, AND INVESTMENTS


  The Company continues to expand its global coverage and strengthen its product offerings through various acquisitions, mergers, and investments (see Notes 3 and 4 of Notes to Consolidated Financial Statements).

  During 1996, the Company acquired the remaining 81% and 90% of its domestic affiliates SSA North Central and SSA Northwest, respectively, the remaining 27% of SSA Iberica in Spain and 100% of Vector Systems, a Canadian affiliate. In addition, the Company purchased 25% of CS Controlling Software Systeme, a German software development company.

  During 1995, through stock for stock transactions, the Company combined with three other companies: Softwright Systems Limited, a leading provider of business technology and systems in Europe specializing in object technology, multimedia, and other leading edge applications, and two of the Company's independent Affiliates, SSA Northeast and Priority Systems, Inc. Also during 1995, the Company acquired the remaining 15% minority interest in its Australian subsidiary, an additional 9% interest in its Affiliate, SSA North Central, 10% of its Affiliate, SSA Northwest, the BPCS division of a California Affiliate, Exigent Computer Group, 100% of its Canadian Affiliate, SSA Ontario, and certain assets of Transtech, Inc., a consulting group.

  In July 1995, the Company entered into a strategic alliance relationship with Harbinger Corporation pursuant to which the Company sold its EDI software assets to Harbinger and was licensed by Harbinger to market and sell AS/400, Unix, and PC-based EDI software products. The Company received as consideration 550,000 shares of Harbinger common stock. In August 1995, the Company purchased an additional 450,000 shares of Harbinger common stock. During 1996, the Company sold its shares of Harbinger common stock.

  In 1994, the Company acquired its Malaysian Affiliate, one of the leading application software providers in that country, the remaining 49% of SSA DAT GmbH, and the remaining 20% of SSA Italia, its direct operations in Germany and Italy, respectively.

QUARTERLY RESULTS

  The following table contains selected unaudited consolidated financial results by quarter for 1996 and 1995. In management's opinion, this information reflects all adjustments (which consisted only of normal recurring adjustments) necessary to present the results fairly when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

                                                    THREE MONTHS ENDED
                          -----------------------------------------------------------------------
                                            JULY 31, OCT. 31,
                          JAN. 31, APR. 30,   1995     1995   JAN. 31, APR. 30, JULY 31, OCT. 31,
                            1995     1995   RESTATED RESTATED  1996*    1996*    1996*    1996*
                          -------- -------- -------- -------- -------- -------- -------- --------
                                               (in millions, except per share data)
Revenues................   $77.4    $84.3    $89.7    $122.7   $ 76.6   $ 82.5   $ 72.3   $109.4
Costs and expenses......    74.4     77.9     81.3      99.4     77.0     92.1    106.4    124.1
                           -----    -----    -----    ------   ------   ------   ------   ------
Operating income (loss).     3.0      6.4      8.4      23.3     (0.4)    (9.6)   (34.1)   (14.7)
Gain on sale of
 available-for-sale-
 securities.............     --       --       --        --       --       --       3.6      9.5
Non-operating income
 (expense), net.........    (0.1)     0.1     (0.1)     (0.1)    (0.3)    (0.5)    (1.2)    (3.7)
                           -----    -----    -----    ------   ------   ------   ------   ------
Income (loss) before
 income taxes and
 minority interest......     2.9      6.5      8.3      23.2     (0.7)   (10.1)   (31.7)    (8.9)
Provision (benefit) for
 income taxes...........     1.1      2.2      3.0       7.9     (0.3)    (3.7)   (11.4)    (3.2)
                           -----    -----    -----    ------   ------   ------   ------   ------
Income (loss) before
 minority interest......     1.8      4.3      5.3      15.3     (0.4)    (6.4)   (20.3)    (5.7)
Minority interest.......     --      (0.1)     --        --       --       --       --       --
                           -----    -----    -----    ------   ------   ------   ------   ------
Net income (loss).......   $ 1.8    $ 4.2    $ 5.3    $ 15.3   $ (0.4)  $ (6.4)  $(20.3)  $ (5.7)
                           =====    =====    =====    ======   ======   ======   ======   ======
Earnings (loss) per
 share..................   $0.05    $0.10    $0.13    $ 0.35   $(0.01)  $(0.15)  $(0.47)  $(0.13)
                           =====    =====    =====    ======   ======   ======   ======   ======

--------
   * After giving effect to change in accounting method.

  During the fourth quarter of 1996, the Company changed its method of accounting for reseller agreements so that revenue is recorded at the time of sale to the end user. During the first three quarters of 1996, revenue from reseller agreements had previously been recorded upon execution of the reseller agreement and delivery of the software. The Company believes the change in method is more conservative and provides a more meaningful measurement of its operations. The change in accounting method affected the first three quarters of 1996 as follows:

                         JANUARY 31,             APRIL 30,               JULY 31,
                           1996 AS   JANUARY 31,  1996 AS    APRIL 30,   1996 AS    JULY 31,
                         ORIGINALLY     1996     ORIGINALLY    1996     ORIGINALLY    1996
                          REPORTED   AS ADJUSTED  REPORTED  AS ADJUSTED  REPORTED  AS ADJUSTED
                         ----------- ----------- ---------- ----------- ---------- -----------
Total revenues..........    $87.8      $ 76.6      $102.1      $82.5      $ 75.3     $ 72.3
  License fees..........     59.3        48.1        71.5       51.9        48.2       45.2
  Client services and
   other................     28.5        28.5        30.6       30.6        27.1       27.1
Income (loss) before
 income taxes and
 minority interest......      4.5        (0.7)        0.4      (10.1)      (29.9)     (31.7)
Net income (loss).......      2.9        (0.4)        0.3       (6.4)      (19.1)     (20.3)
Earnings (loss) per
 share..................    $0.07      $(0.01)     $ 0.01     $(0.15)     $(0.44)    $(0.47)

  Historically, the Company's business, like many other companies in its industry, has experienced its highest revenues in the fourth quarter of each year and a subsequent revenue decline in the first quarter of the following year. The Company attributes the fourth quarter revenue peak to increased year end sales efforts and, in certain cases, to sales incentives, which come into effect late in the year. The Company expects these quarterly trends to continue, and that its operating results will peak in the fourth quarter of each year and decline from that level in the first quarter of the following year. In addition, it is becoming increasingly difficult to predict and to rely on historical trends in the Company's quarterly results given the effects of the demand for open-systems products, the growing significance of Major Account sales, and the related uncertainty of the sales cycle.

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

LIQUIDITY AND CAPITAL RESOURCES

  At October 31, 1996, cash and equivalents totaled $38.1 million. During 1996, cash and equivalents declined $19.0 million and borrowing under the Company's bank line of credit and Senior Notes on a net basis increased by $42.4 million due to the operating loss in the current year, continued significant investment in product development, payment of the Company's annual dividend which increased 25% over the prior year ($.10 per share versus $.08 in the prior year), tax payments related to the Company's profitability in fiscal 1995, acquisitions of affiliates and increased operating expenses in support of the Company's strategic move into the Unix open systems market. At October 31, 1996, $46.4 million was outstanding under the Company's $50.0 million multi-bank line of credit. At October 31, 1995, there was no outstanding balance. During 1996, the Company made its scheduled $4.0 million repayment on its Senior Notes, leaving $26.0 million outstanding at October 31, 1996.

  Based on the financial results for 1996, the Company was in technical default of certain financial covenants contained in its $50.0 million bank line of credit and its Senior Notes. The Company obtained waivers of the defaults through February 1, 1997, and in January, 1997, amended certain terms and conditions of both the bank line of credit agreement and the Senior Notes, whereby all defaults were waived and the maturity dates were changed to November 1, 1997. Additionally, pursuant to the amendments, additional borrowings and new letters of credit under the bank line of credit are precluded, the Senior Notes and bank line of credit are to be collateralized with substantially all of the Company's domestic assets and a portion of the stock of certain of the Company's foreign subsidiaries, mandatory prepayments are required out of the proceeds of any subsequent debt or equity offering, interest rates were increased and the financial covenants were changed as described in the Notes to Consolidated Financial Statements. The Company also agreed to issue 500,000 and 275,000 warrants to purchase shares of the Company's common stock at fair market value at time of issuance to the banks and Senior Noteholders, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and schedule of the Company are annexed to this Report as pages F-2 through F-21. An index to such materials appears on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  No disclosures beyond those previously reported are necessary.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to February 28, 1997. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to February 28, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to February 28, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to February 28, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule. The exhibits filed as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials. No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

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

     /s/ Andrew J. Filipowski        Director                        January 29, 1997
____________________________________
         Andrew J. Filipowski

         /s/ John W. Puth            Director                        January 29, 1997
____________________________________
             John W. Puth

    /s/ William N. Weaver, Jr.       Director                        January 29, 1997
____________________________________
        William N. Weaver, Jr.

   /s/ Dr. Willard I. Zangwill       Director                        January 29, 1997
____________________________________
       Dr. Willard I. Zangwill

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           PAGE
                                                                           ----
(1) Financial Statements:
  Independent Auditors' Report (KPMG Peat Marwick LLP)....................  F-2
  Report of Independent Accountants (Price Waterhouse LLP)................  F-3
  Consolidated Balance Sheets as of October 31, 1996 and 1995 (Restated)..  F-4
  Consolidated Statements of Operations for the years ended October 31,
   1996, 1995 (Restated) and 1994 (Restated)..............................  F-6
  Consolidated Statements of Cash Flows for the years ended October 31,
   1996, 1995 (Restated) and 1994 (Restated)..............................  F-7
  Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1996, 1995 (Restated) and 1994 (Restated)............  F-8
  Notes to Consolidated Financial Statements..............................  F-9
(2) Financial Statement Schedule:
  The following financial statement schedule is included herein:
  Schedule II--Valuation and Qualifying Accounts.......................... F-21
  All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
System Software Associates, Inc.:

  We have audited the accompanying consolidated balance sheet of System Software Associates, Inc. and its subsidiaries as of October 31, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of System Software Associates, Inc. and its subsidiaries as of October 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick LLP

Chicago, Illinois
January 7, 1997, except as to Notes 6, 7, and 11
 which are as of January 29, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
System Software Associates, Inc.

  In our opinion, the accompanying consolidated financial statements listed in the accompanying index present fairly, after the restatement described in Note 2, in all material respects, the financial position of System Software Associates, Inc. and its subsidiaries at October 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of System Software Associates, Inc. and its subsidiaries for any period subsequent to October 31, 1995.

/s/ Price Waterhouse LLP

Chicago, Illinois
January 7, 1997, except as to Notes 6, 7 and 11 which are as of January 29,
1997

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                               OCTOBER 31,
                                                           ---------------------
                                                                        1995
                          ASSETS                             1996     RESTATED
                          ------                           --------- -----------
                                                              (IN MILLIONS,
                                                           EXCEPT SHARE DATA)
Current Assets:
  Cash and equivalents.................................... $    38.1  $    57.1
  Accounts receivable, less allowance for doubtful
   accounts of $16.5 and $12.5............................     163.6      184.6
  Income taxes receivable.................................       4.4        --
  Deferred income taxes...................................      10.1        7.0
  Prepaid expenses and other current assets...............      25.5       21.3
                                                           ---------  ---------
    Total current assets..................................     241.7      270.0
                                                           ---------  ---------
Property and Equipment:
  Data processing equipment...............................      37.3       30.9
  Furniture and office equipment..........................      18.7       14.1
  Leasehold improvements..................................       9.0        7.8
  Transportation equipment................................       2.3        2.8
                                                           ---------  ---------
                                                                67.3       55.6
  Less--Accumulated depreciation and amortization.........      39.5       31.3
                                                           ---------  ---------
                                                                27.8       24.3
                                                           ---------  ---------
Other Assets:
  Software costs, less accumulated amortization of $61.1
   and $41.1..............................................      82.8       59.0
  Cost in excess of net assets of acquired businesses,
   less accumulated amortization of $8.7 and $6.0.........      22.8       18.2
  Deferred income taxes...................................       1.2        --
  Investments in associated companies.....................       2.2       16.5
  Miscellaneous...........................................       5.9        5.2
                                                           ---------  ---------
                                                               114.9       98.9
                                                           ---------  ---------
    Total Assets.......................................... $   384.4  $   393.2
                                                           =========  =========




          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             OCTOBER 31,
                                                         ----------------------
                                                                       1995
          LIABILITIES AND STOCKHOLDERS' EQUITY             1996      RESTATED
          ------------------------------------           ---------  -----------
                                                            (IN MILLIONS,
                                                         EXCEPT SHARE DATA)
Current Liabilities:
  Current maturities of senior notes payable............ $     --    $     4.0
  Accrued commissions and royalties.....................      26.3        28.7
  Accounts payable and other accrued liabilities........      62.5        46.9
  Accrued compensation and related benefits.............      23.8        23.5
  Deferred revenue......................................      58.8        61.7
  Income taxes payable..................................       --         12.9
                                                         ---------   ---------
    Total current liabilities...........................     171.4       177.7
                                                         ---------   ---------
Long-Term Obligations...................................      75.1        33.9
                                                         ---------   ---------
Deferred Revenue........................................      27.7        27.3
                                                         ---------   ---------
Deferred Income Taxes...................................       --          9.9
                                                         ---------   ---------
Minority Interest in Consolidated Subsidiaries..........       --          1.0
                                                         ---------   ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized, none issued or outstanding...............       --          --
  Common stock, $.0033 par value, 60,000,000 shares
   authorized, 42,577,000 and 42,094,500 shares issued..       0.1         0.1
  Capital in excess of par value........................      32.8        26.1
  Retained earnings.....................................      78.5       115.5
  Unrealized gain on available-for-sale securities......       --          2.5
  Cumulative translation adjustment.....................      (1.2)       (0.8)
                                                         ---------   ---------
    Total stockholders' equity..........................     110.2       143.4
  Commitments and Contingencies (Note 11)...............       --          --
                                                         ---------   ---------
    Total Liabilities and Stockholders' Equity.......... $   384.4   $   393.2
                                                         =========   =========


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEAR ENDED OCTOBER 31,
                                                      -------------------------
                                                                1995     1994
                                                       1996   RESTATED RESTATED
                                                      ------  -------- --------
                                                        (IN MILLIONS, EXCEPT
                                                            SHARE DATA)
Revenues:
  License fees....................................... $226.7   $250.0   $229.7
  Client services and other..........................  114.1    124.1     94.6
                                                      ------   ------   ------
    Total revenues...................................  340.8    374.1    324.3
                                                      ------   ------   ------
Costs and expenses:
  Cost of license fees...............................   66.9     64.9     60.7
  Cost of client services and other..................   89.0     76.8     57.2
  Sales and marketing................................  103.8     87.6     90.8
  Research and development...........................   54.4     40.2     35.1
  General and administrative.........................   85.5     63.5     64.1
                                                      ------   ------   ------
    Total costs and expenses.........................  399.6    333.0    307.9
                                                      ------   ------   ------
Operating income (loss)..............................  (58.8)    41.1     16.4
                                                      ------   ------   ------
Gain on sale of available-for-sale securities........   13.1      --       --
Non-operating income (expense), net..................   (5.7)    (0.2)    (1.0)
                                                      ------   ------   ------
Income (loss) before income taxes and minority
 interest............................................  (51.4)    40.9     15.4
Provision (benefit) for income taxes.................  (18.6)    14.2      5.6
                                                      ------   ------   ------
Income (loss) before minority interest...............  (32.8)    26.7      9.8
Minority interest....................................    --      (0.1)     0.2
                                                      ------   ------   ------
Net income (loss).................................... $(32.8)  $ 26.6   $ 10.0
                                                      ======   ======   ======
Earnings (loss) per share............................ $(0.76)  $ 0.63   $ 0.25
                                                      ======   ======   ======
Weighted average common and equivalent shares
 outstanding.........................................   43.0     42.2     40.5
                                                      ======   ======   ======



          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED OCTOBER 31,
                                                      -------------------------
                                                                1995     1994
                                                       1996   RESTATED RESTATED
                                                      ------  -------- --------
                                                           (IN MILLIONS)
Cash Flows From Operating Activities:
  Net income (loss).................................. $(32.8)  $ 26.6   $ 10.0
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization of property and
     equipment.......................................    9.2      7.9      8.4
    Amortization of other assets.....................   23.0     17.3     11.0
    Provision for doubtful accounts..................    9.3      3.3      8.0
    Gain on sale of available-for-sale securities....  (13.1)     --       --
    Deferred income taxes............................  (14.2)    (2.6)     4.1
    Deferred revenue.................................   (2.5)     7.3     28.2
    Minority interest................................    --       0.1     (0.2)
    Changes in operating assets and liabilities, net
     of acquisitions:
      Accounts receivable............................   12.6    (32.3)   (23.4)
      Prepaid expenses and other current assets......   (2.1)    (0.3)    (0.2)
      Miscellaneous assets...........................    2.4     (3.3)     --
      Accrued commissions and royalties..............   (6.8)     0.3     (5.7)
      Accounts payable and other accrued liabilities.    8.0      1.0     16.8
      Accrued compensation and related benefits......    --       1.8      5.6
      Income taxes...................................  (14.2)    12.2     (4.2)
                                                      ------   ------   ------
        Net cash provided by (used in) operating
         activities..................................  (21.2)    39.3     58.4
                                                      ------   ------   ------
Cash Flows From Investing Activities:
  Purchases of property and equipment................  (11.4)    (5.3)   (14.7)
  Software costs.....................................  (43.8)   (25.1)   (31.2)
  Purchase of available-for-sale securities..........    --      (5.4)     --
  Investments and acquisitions, net of cash acquired.   (4.5)    (6.1)    (1.2)
  Proceeds from sale of available-for-sale
   securities........................................   23.2      --       --
  Proceeds from sales of assets......................    --       1.7      1.9
  Other..............................................   (0.1)     0.3     (0.4)
                                                      ------   ------   ------
        Net cash flows used in investing activities..  (36.6)   (39.9)   (45.6)
                                                      ------   ------   ------
Cash Flows From Financing Activities:
  Principal payments under financing obligations.....   (5.7)    (3.5)    (3.8)
  Amount borrowed under line of credit, net..........   46.4      --       --
  Proceeds from exercise of stock options............    2.1      4.1      0.5
  Dividends paid.....................................   (4.2)    (3.2)    (3.2)
                                                      ------   ------   ------
        Net cash provided by (used in) financing
         activities..................................   38.6     (2.6)    (6.5)
                                                      ------   ------   ------
Effect of exchange rate changes on cash..............    0.2      0.1     (3.7)
                                                      ------   ------   ------
Net increase (decrease) in cash and equivalents......  (19.0)    (3.1)     2.6
Cash and equivalents:
  Beginning of year..................................   57.1     60.2     57.6
                                                      ------   ------   ------
  End of year........................................ $ 38.1   $ 57.1   $ 60.2
                                                      ======   ======   ======

          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            UNREALIZED
                                                             GAIN ON                 TREASURY      TOTAL
                          COMMON STOCK  CAPITAL IN          AVAILABLE- CUMULATIVE      STOCK       STOCK-
                          ------------- EXCESS OF  RETAINED  FOR-SALE  TRANSLATION -------------  HOLDERS'
                          SHARES AMOUNT PAR VALUE  EARNINGS SECURITIES ADJUSTMENT  SHARES AMOUNT   EQUITY
                          ------ ------ ---------- -------- ---------- ----------- ------ ------  --------
                                               (IN MILLIONS, EXCEPT PER SHARE DATA)
Balance October 31,
 1993...................   27.3   $0.1    $19.9     $85.0      $--        $(1.3)    (0.4) $(2.5)   $101.2
                           ----   ----    -----     -----      ----       -----     ----  -----    ------
Shares issued upon
 exercise of employee
 stock options..........    0.1             0.5                                                       0.5
Tax benefit of stock
 options exercised......                    0.3                                                       0.3
Foreign currency
 translation adjustment.                                                    0.5                       0.5
Dividends paid--$0.08
 per share..............                             (3.2)                                           (3.2)
Net income..............                             10.0                                            10.0
                           ----   ----    -----     -----      ----       -----     ----  -----    ------
Balance October 31,
 1994, Restated.........   27.4    0.1     20.7      91.8       --         (0.8)    (0.4)  (2.5)    109.3
                           ----   ----    -----     -----      ----       -----     ----  -----    ------
Shares issued upon
 exercise of employee
 stock options..........    0.5             4.1                                                       4.1
Tax benefit of stock
 options exercised......                    2.8                                                       2.8
Foreign currency
 translation adjustment.                                                    --                        --
Dividends paid--$0.08
 per share..............                             (3.2)                                           (3.2)
Shares issued in
 business combinations..    0.2            (1.5)      0.3                            0.4    2.5       1.3
Unrealized gain on
 available-for-sale
 securities.............                                        2.5                                   2.5
Net income..............                             26.6                                            26.6
Shares issued in three-
 for-two split..........   14.0
                           ----   ----    -----     -----      ----       -----     ----  -----    ------
Balance October 31,
 1995, Restated.........   42.1    0.1     26.1     115.5       2.5        (0.8)      --     --     143.4
                           ----   ----    -----     -----      ----       -----     ----  -----    ------
Shares issued upon
 exercise of employee
 stock options..........    0.3             2.1                                                       2.1
Tax benefit of stock
 options exercised......                    1.2                                                       1.2
Foreign currency
 translation adjustment.                                                   (0.4)                     (0.4)
Dividends paid--$0.10
 per share..............                             (4.2)                                           (4.2)
Shares issued in
 business combinations..    0.2             3.4                                                       3.4
Sale of available-for-
 sale securities........                                       (2.5)                                 (2.5)
Net loss................                            (32.8)                                          (32.8)
                           ----   ----    -----     -----      ----       -----     ----  -----    ------
Balance October 31,
 1996...................   42.6   $0.1    $32.8     $78.5      $ --       ($1.2)      --  $  --    $110.2
                           ====   ====    =====     =====      ====       =====     ====  =====    ======

          See accompanying Notes to Consolidated Financial Statements.

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

 Foreign currency translation

  The functional currencies for substantially all of the Company's foreign subsidiaries are their local currencies. The foreign subsidiaries' balance sheets are translated at the year end rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders' equity and will be included in the determination of net income (loss) only upon sale or liquidation of the subsidiaries, which is not contemplated at this time. Foreign exchange transaction losses aggregating $0.4 million, $0.7 million, and $0.8 million are included in general and administrative expenses for 1996, 1995, and 1994, respectively.

 Revenue recognition

  The license fees generated and related commissions earned by the independent Affiliates are included in license fees and cost of license fees, respectively. Software license fees are recognized upon client acceptance and delivery of the software product to the end user. Revenues and commissions from software maintenance and HelpLine agreements are deferred and recognized ratably over the term of the contract. Client services revenues are recorded when such services are provided. Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base and its geographic dispersion.

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

 Property and equipment

  Property and equipment are stated at cost. Depreciation is computed using various methods over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the life of the assets or related leases. Gains or losses resulting from sales or retirements are recorded as incurred, at

                       SYSTEM SOFTWARE ASSOCIATES, INC.

which time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment was $9.2 million, $7.9 million, and $8.4 million in 1996, 1995, and 1994, respectively.

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

                                                                  OCTOBER 31,
                                                                 --------------
                                                                  1996    1995
                                                                 ------  ------
                                                                 (IN MILLIONS)
      Purchased software........................................ $  9.5  $  8.7
      Internally developed software.............................  134.4    91.4
                                                                 ------  ------
                                                                  143.9   100.1
      Less--Accumulated amortization............................  (61.1)  (41.1)
                                                                 ------  ------
        Net capitalized software costs.......................... $ 82.8  $ 59.0
                                                                 ======  ======

  Amortization of capitalized software costs charged to cost of license fees aggregated $20.0 million, $14.9 million, and $9.2 million during 1996, 1995, and 1994, respectively.

 Research and development

  Research and development expenses, principally the design and development of software products (exclusive of costs capitalized under SFAS No. 86), are expensed as incurred.

 Cost in excess of net assets of acquired businesses

  The excess of cost over the fair value of the net identifiable assets of acquired businesses is amortized on a straight-line basis, typically over a seven-year period. Amortization expense was $2.7 million, $2.2 million, and $1.8 million in 1996, 1995, and 1994, respectively.

 Fair value of financial instruments

  The fair value of cash and equivalents, receivables, accounts and income taxes payable, and accrued expenses approximates their carrying values. The fair value of forward contracts was not significant at October 31, 1996 and 1995. It was not practical to determine the fair value of short-term borrowings and Senior Notes at October 31, 1996 as the Company was not in compliance with certain covenants at that date, or the fair value of investments in associated companies at October 31, 1996 as there are no quoted market prices for these investments.

 Earnings per share

  Earnings per share for 1995 and 1994 have been computed using the weighted average number of common shares and common share equivalents outstanding during the periods. Weighted average shares outstanding have been adjusted to reflect as outstanding, for such periods, all shares issuable under stock options using the treasury stock method and the November 28, 1995 three-for-two stock split. The loss per share for 1996 has been computed using only the weighted average number of shares outstanding.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Use of estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Statements of cash flows

  For purposes of reporting cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Interest income earned on cash equivalents aggregated $1.1 million, $2.0 million, and $1.8 million during 1996, 1995, and 1994, respectively. Supplemental information is as follows:

                                                               YEAR ENDED
                                                              OCTOBER 31,
                                                             --------------
                                                             1996 1995 1994
                                                             ---- ---- ----
                                                             (IN MILLIONS)
   Non-cash investing and financing activities:
     Leases capitalized..................................... $0.6   -- $1.9
     Liabilities assumed in connection with investments and
      acquisitions.......................................... $1.2 $8.7 $1.9
     Shares issued in business combinations................. $3.4 $1.3   --
   Cash paid during the year for:
     Interest............................................... $4.0 $2.2 $3.1
     Income taxes........................................... $9.5 $5.0 $3.4

NOTE 2--RESTATEMENT OF PRIOR YEARS' RESULTS OF OPERATIONS

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

  The fiscal 1995 restatement reflects the reversal of revenues for three contracts entered into during that year. During the third quarter of 1995, the Company recognized $5.0 million in revenues from the final two installment

                       SYSTEM SOFTWARE ASSOCIATES, INC.

payments of a four installment payment contract. Subsequently, it was determined that such revenue was recorded prior to the completion of contractual terms which would allow for the revenue to be recognized. During the third and fourth quarters of fiscal 1995, the Company entered into reseller agreements of $10.0 and $5.0 million, respectively. Subsequently, the Company determined that the payment terms for the contracts were not fixed. Accordingly, the fiscal 1995 consolidated financial statements have been restated to reverse the revenue and certain of the costs associated with the contracts. The impact of these adjustments on the Company's consolidated financial results as originally reported is summarized below:

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

  The following table summarizes all acquisitions which were accounted for under the purchase method and, accordingly, resulted in allocations of the purchase prices to the net assets acquired based upon their estimated fair values as of the acquisition dates. The accompanying consolidated statements of operations reflect the results of operations of the acquired companies since the acquisition dates. Proforma results of operations are not presented as the acquisitions were not significant. These transactions typically involved the Company acquiring a majority interest or additional interest in an existing independent Affiliate.

                                         YEAR ENDED OCTOBER 31,
-------------------------------------------------------------------------------------------------
(IN MILLIONS)                1996                            1995                            1994
-------------------------------------------------------------------------------------------------

     . NofTek NW, Inc. (SSA Northwest) (a)
     . SSA Ontario Corporation  .SSA DAT GmbH (49%) (c)
     . SSA Services Pty., Ltd. (b)
     . Castillo Informatica (SSA Iberica) (a)
     . Ocean Information Systems Sdn Bhd (SSA Malaysia)
     . Vector Systems Analysis  . BPCS Division of Exigent Computer Group
     . SSA North Central (a)    . Certain assets of Transtech, Inc.

-------------------------------------------------------------------------------------------------------------
Aggregate
consideration                  $8.0                                 $6.5                                 $2.7
-------------------------------------------------------------------------------------------------------------
Goodwill                       $7.2                                 $6.3                                 $2.3
-------------------------------------------------------------------------------------------------------------

 .SSA Italia (20%)
(c)
(a) Acquired the remaining interests of 90% in SSA Northwest, 27% in SSA Iberica and 81% in SSA North Central in 1996.
(b) Acquired the remaining 15% interest in SSA Services Pty., Ltd. (SSA Australia and New Zealand) in 1995.
(c) Acquired the remaining 49% of SSA Germany and a 20% interest in SSA Italia in 1994.

  During 1995, the Company issued 586,000 shares of common stock, with an aggregate fair value of $21.9 million, for all outstanding common stock of three companies: Softwright Systems Limited, a leading provider

                        SYSTEM SOFTWARE ASSOCIATES, INC.

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

NOTE 4--INVESTMENTS IN ASSOCIATED COMPANIES:

  In July 1995, the Company entered into a strategic alliance relationship with Harbinger Corporation pursuant to which the Company sold its EDI software assets (net book value of $2.3 million) to Harbinger and was granted a license by Harbinger to market and sell AS/400, Unix, and PC-based EDI software products (there was no gain or loss recognized on the sale). Minimum royalties amounting to $1.4 million and $5.8 million were accrued in 1995 and paid by the Company to Harbinger during 1996. The Company received as consideration 550,000 shares of Harbinger Common Stock and 4,000,000 shares of Harbinger Zero Coupon Preferred Stock. The Zero Coupon Preferred Stock vests at the rate of up to 1,000,000 shares per year beginning in 1997 based upon achieving certain performance targets, and must be redeemed by Harbinger upon vesting for $1.00 per share in cash or, at the option of the Company, an equivalent amount of Harbinger Common Stock. In August 1995, the Company purchased an additional 450,000 shares of Harbinger Common Stock. At October 31, 1995, the investment in Harbinger Corporation Common Stock was classified as available-for-sale and reported at its fair value of $14 million. The adjustment to fair value in 1995 generated a $2.5 million unrealized gain, net of $1.4 million deferred tax and was excluded from earnings and reported in a separate component of shareholders' equity. During 1996 the Company sold all of its shares of Harbinger Common Stock. The proceeds from the sales were $23.2 million, which resulted in a gain of $8.4 million, net of $4.7 million in taxes.

  The Company also owns minority interests in several of its affiliates and accounts for these investments under the cost method if the Company owns less than 20% and the equity method if ownership is more than 20% of each associated company. The Company does not exercise significant influence over the operations of these companies.

NOTE 5--FINANCIAL INSTRUMENTS:

  The Company uses forward exchange contracts for the primary purpose of reducing its exposure to fluctuations in foreign currency exchange rates. The instruments are employed to manage transactional exposure. While these financial instruments are subject to the risk that market rates may change subsequent to the acquisition of the financial instrument, such changes would generally be offset by opposite effects on the items being managed. The Company's financial instruments typically mature within three months of origination and are transacted at rates which reflect the market rate at the date of the contract.

  As of October 31, 1996, the Company had forward contracts for the purchase and sale of European and other currencies, with purchases totaling $3.2 million and sales totaling $26.8 million. These contracts matured on or before November 5, 1996.

NOTE 6--LINE OF CREDIT:

  At October 31, 1995 the Company had a $50 million, multi-bank line of credit which was to mature in June, 1997. At the option of the Company, borrowings under the agreement bore interest at the Prime Rate or LIBOR plus a margin. The margin on LIBOR ranged from 3/4% to 3%, and was based on the cumulative amount borrowed and the leverage ratio of the Company at the time of the borrowings. Certain of the Company's majority-owned subsidiaries were eligible to borrow under the agreement, either in U.S. or local currency. Available borrowings were reduced by outstanding letters of credit, and 10% of the face amount of outstanding

                       SYSTEM SOFTWARE ASSOCIATES, INC.

foreign currency hedge contracts once the Company's total foreign currency hedges exceeded $50 million. The Company was required to pay a commitment fee equal to 1/8% of the unused portion of the commitment. The agreement contained covenants that were essentially the same as those of the senior notes described in Note 7, and also included a covenant based on the Company's quick ratio.

  As a result of operating losses during 1996, the Company was unable to maintain compliance with certain of the financial covenants within the agreement and technical defaults occurred. The Company obtained waivers of the defaults through February 1, 1997, and in January 1997 amended certain terms and conditions of the agreement whereby all defaults were waived and the maturity date on the line of credit was extended to November 1, 1997. Other significant provisions of the amendment include the following: Additional borrowings and new letters of credit are precluded and the line of credit is to be collateralized with substantially all of the Company's domestic assets and a portion of the stock of certain of the Company's foreign subsidiaries. Upon delivery of the collateral, the interest rate on outstanding borrowings changes from the current default rate of prime +2% to prime +1% (increasing to Prime +3% upon a subsequent default), and letter of credit fees will be 2% per annum (3% upon a subsequent default). The existing financial covenants have been replaced with covenants that require the Company to maintain and report a weekly minimum cash balance, maintain a minimum net worth and limit its quarterly capital expenditures. Additionally, the Company has agreed to issue warrants at fair market value at the time of issuance to the banks to purchase an aggregate of 500,000 shares of the Company's common stock. The warrants will be freely transferable and can be exercised at any time within five years of the issue date. The Company is required to make a mandatory prepayment pro-rata to the banks and Senior Noteholders of 100% of the proceeds of any debt or equity offering up to the amount of unpaid indebtedness outstanding to the banks and the Noteholders.

  At October 31, 1996, borrowings under the line of credit of $46.4 million were classified as long-term. Outstanding letters of credit issued against the line of credit at October 31, 1996 were $1.2 million. The weighted average interest rate on outstanding borrowings during 1996 was 7.78%. There were no borrowings under the line of credit during 1995 and 1994, except for $10 million borrowed and repaid in October 1994.

NOTE 7--LONG-TERM OBLIGATIONS:

  Long-term obligations consist of the following:

                                                                    OCTOBER 31,
                                                                    -----------
                                                                    1996  1995
                                                                    ----- -----
                                                                        (IN
                                                                     MILLIONS)
      Multi-bank line of credit (See Note 6)....................... $46.4 $ --
      Senior Notes payable.........................................  26.0  30.0
      Notes payable and other obligations..........................   1.2   9.8
      Obligations under capital leases.............................   3.6   1.7
                                                                    ----- -----
                                                                     77.2  41.5
      Less--Current maturities.....................................   2.1   7.6
                                                                    ----- -----
                                                                    $75.1 $33.9
                                                                    ===== =====

  At October 31, 1996, Senior Notes payable consisted of $4 million senior notes and $22 million senior notes originally due September 15, 1997 and September 15, 1998, respectively, with the original interest rates of 6.23% and 6.69%, respectively. The notes contained covenants including minimum net worth, fixed charge coverage and leverage ratios.

  As a result of operating losses during 1996, the Company was unable to maintain compliance with the fixed charge financial covenant of the notes and technical defaults occurred. The Company obtained waivers of the

                        SYSTEM SOFTWARE ASSOCIATES, INC.

defaults through February 1, 1997, and in January 1997 amended certain terms and conditions of the Senior Notes whereby all defaults were waived and the maturity dates were changed to November 1, 1997. Under an intercreditor arrangement with the Company's banks and as described in Note 6, the notes have been collateralized with certain of the Company's assets and mandatory prepayments are required from the proceeds of any debt or equity offering. Interest due on the notes was changed from semi-annual to monthly payment dates. Upon delivery of collateral, the interest rates on each of the notes changes from the current default rates of 8.23% and 8.69%, respectively, to prime +1% (increasing to prime +3% upon a subsequent default). The existing financial covenants have been amended to be the same as the new covenants contained in the Company's line of credit described in Note 6. Additionally, the Senior Noteholders will be issued warrants to purchase 275,000 shares of the Company's common stock under the same terms as the warrants issued to the banks as described in Note 6. At October 31, 1996, the Senior Notes of $26 million were classified as long-term.

  At October 31, 1996, notes payable and other obligations consist of commitments made in connection with investments and acquisitions which mature as follows: $0.6 million in 1997, and $0.6 million in 1998.

  Capital lease obligations represent the present value of future payments under leases for transportation and data processing equipment. The recorded cost of these assets aggregated $5.6 million and $5.6 million at October 31, 1996 and 1995, respectively; accumulated amortization thereon aggregated $3.4 million and $3.3 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

  The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of minimum lease payments at October 31, 1996:

      YEAR ENDING OCTOBER 31, (IN MILLIONS)                               AMOUNT
      -------------------------------------                               ------
      1997...............................................................  $1.8
      1998...............................................................   1.6
      1999...............................................................   0.6
      2000...............................................................   0.1
                                                                           ----
      Total minimum lease payments.......................................   4.1
      Less--Amount representing interest.................................   0.5
                                                                           ----
      Present value of minimum lease payments............................   3.6
      Less--Current maturities...........................................   1.5
                                                                           ----
                                                                           $2.1
                                                                           ====

  Interest expense was $4.7 million, $2.2 million, and $2.8 million during 1996, 1995, and 1994, respectively.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 8--INCOME TAXES:

  Deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

  Pretax income (loss) from continuing operations was taxed in the following jurisdictions:

                                                             YEAR ENDED OCTOBER
                                                                    31,
                                                             -------------------
                                                              1996   1995  1994
                                                             ------  ----- -----
                                                               (IN MILLIONS)
      Domestic.............................................. $(57.6) $31.4 $ 7.7
      Foreign...............................................    6.2    9.5   7.7
                                                             ------  ----- -----
                                                             $(51.4) $40.9 $15.4
                                                             ======  ===== =====

  The provision for income taxes consists of the following:

                                                           YEAR ENDED OCTOBER
                                                                  31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------  -----  -----
                                                             (IN MILLIONS)
      Current:
        Federal........................................... $ (8.3) $ 8.9  $(4.9)
        State.............................................   (2.8)   0.7    0.1
        Foreign...........................................    5.3    7.2    6.3
                                                           ------  -----  -----
                                                             (5.8)  16.8    1.5
                                                           ------  -----  -----
      Deferred:
        Federal...........................................  (11.5)  (2.8)   4.7
        State.............................................   (0.8)  (0.1)   0.4
        Foreign...........................................   (0.5)   0.3   (1.0)
                                                           ------  -----  -----
                                                            (12.8)  (2.6)   4.1
                                                           ------  -----  -----
                                                           $(18.6) $14.2  $ 5.6
                                                           ======  =====  =====

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

  A reconciliation of taxes based on the federal statutory rate and the Company's actual provision is as follows:

                                                           YEAR ENDED OCTOBER
                                                                  31,
                                                           --------------------
                                                            1996   1995   1994
                                                           ------  -----  -----
                                                             (IN MILLIONS)
      Income tax at the federal statutory rate............ $(18.0) $14.3  $ 4.5
      State income taxes, net of federal benefit..........   (1.3)   0.6    0.1
      Foreign Sales Corporation, net......................    --    (0.1)  (0.4)
      Foreign operating losses............................   (0.3)   0.6    1.7
      Research and development tax credit.................   (1.2)  (1.3)  (2.1)
      Meals and entertainment.............................    1.1    0.4    0.1
      Other, net..........................................    1.1   (0.3)   1.7
                                                           ------  -----  -----
                                                           $(18.6) $14.2  $ 5.6
                                                           ======  =====  =====

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  The net deferred tax balance is comprised of (asset) liability:

                                                                    AS OF
                                                                 OCTOBER 31,
                                                                 -------------
                                                                  1996   1995
                                                                 ------  -----
                                                                     (IN
                                                                  MILLIONS)
   Revenues (net of commissions) recognized for tax purposes in advance of financial reporting.............................  $ (3.3) $(3.2)
   Capitalization of software costs for financial reporting
    purposes...................................................    24.7   15.6
   Provision for doubtful accounts.............................    (5.0)  (3.7)
   Rent expense for financial reporting purposes...............    (1.4)  (1.6)
   Expense recognized for financial reporting purposes in
    advance of tax.............................................    (3.0)  (1.2)
   Deferred gain...............................................    (1.6)  (1.7)
   Unrealized equity gain......................................     --     1.4
   Domestic credit carryforwards...............................    (1.4)  (1.4)
   Foreign carryforwards.......................................    (3.6)  (4.0)
   Foreign tax credit carryforwards............................   (11.0)   --
   Research and development credit carryforwards...............    (2.6)   --
   Domestic net operating loss carryforwards...................   (11.7)   --
   Valuation allowance.........................................     8.3    3.2
   Other, net..................................................     0.3   (0.5)
                                                                 ------  -----
                                                                 $(11.3) $ 2.9
                                                                 ======  =====

  At October 31, 1996, the Company has approximately $6.0 million of foreign net operating loss carryforwards, $31.1 million of domestic net operating loss carryforwards, and $15.0 million of tax credit carryforwards. At October 31, 1996 and October 31, 1995, the Company recorded valuation allowances related to these items of $8.3 million and $3.2 million, respectively. The Company recognizes certain deferred tax assets based upon Management's assessment that these assets will "more likely than not" be recognized in the future in accordance with SFAS 109, "Accounting for Income Taxes". This assessment is based primarily on estimates of future operating results.

  Of the $6.0 million of foreign net operating loss carryforwards, $3.0 million expire in varying amounts through the fiscal year ending October 31, 2003 and $3.0 million may be carried forward indefinitely. The $31.1 million of domestic net operating loss carryforwards expire on October 31, 2011. The $15.0 million of tax credit carryforwards expire in varying amounts through the fiscal year ending October 31, 2011.

  During 1996, 1995, and 1994 certain employees disposed of shares acquired through the exercise of stock options that allowed the Company to record additional compensation expense for tax purposes measured as the difference between the fair value of the stock and the option price at the date of exercise. The aggregate tax benefit to the Company of $1.2 million, $2.8 million, and $0.3 million, respectively, has been credited to capital in excess of par value.

NOTE 9--STOCKHOLDERS' EQUITY:

  The Company has certain stock option plans and a long-term incentive plan under which options to purchase shares of the Company's common stock, stock appreciation rights, restricted stock, and cash awards may be granted to key employees and non-employees of the Company and its Affiliates. The plans provide that an aggregate of 6,356,250 common shares be available for grant, subject to adjustments for stock splits, stock dividends, mergers, or other changes in capitalization. Options become exercisable in varying periods (typically

                       SYSTEM SOFTWARE ASSOCIATES, INC.

5 years) and are priced by the Board of Directors, but may not be less than 50% of the fair market value of the shares at the date of grant. All options granted during 1996, 1995, and 1994 were granted at fair market value.

  The following is a summary of stock option activity:

                             AVAILABLE                             OPTION PRICE
                             FOR GRANT   UNEXERCISED  EXERCISABLE    PER SHARE
                             ----------  -----------  ----------- ---------------
Balance, October 31, 1993..   1,199,362   1,258,760     428,688   $ 1.38 -- 24.75
                             ----------  ----------    --------   ---------------
Granted....................    (571,500)    571,500                11.75 -- 16.75
Becoming exercisable.......                             280,293     4.64 -- 24.75
Cancelled..................      54,900     (54,900)                6.00 -- 15.13
Exercised..................                 (97,900)    (97,900)    2.89 -- 12.38
                             ----------  ----------    --------   ---------------
Balance, October 31, 1994..     682,762   1,677,460     611,081     1.38 -- 24.75
                             ----------  ----------    --------   ---------------
Granted....................    (498,000)    498,000                12.25 -- 27.13
Becoming exercisable.......                             338,367     6.00 -- 24.75
Cancelled..................     154,467    (154,467)                6.00 -- 19.67
Exercised..................                (497,946)   (497,946)    1.56 -- 19.50
Reflect three-for-two stock
 split.....................   169,615       761,524     225,751
                             ----------  ----------    --------   ---------------
Balance, October 31, 1995..     508,844   2,284,571     677,253     0.92 -- 18.09
                             ----------  ----------    --------   ---------------
Granted....................  (1,468,001)  1,468,001                 9.81 -- 24.08
Becoming exercisable.......                             393,822     4.00 -- 18.08
Cancelled..................   1,384,237  (1,384,237)   (191,211)    4.00 -- 24.08
Exercised..................                (275,906)   (275,906)    1.93 -- 13.89
                             ----------  ----------    --------   ---------------
Balance, October 31, 1996..     425,080   2,092,429     603,958   $ 0.92 -- 13.89
                             ==========  ==========    ========   ===============

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 10--FOREIGN INFORMATION:

  Information regarding geographic areas for the years ended October 31, 1996, 1995, and 1994 is as follows:

                                         EUROPE
                         UNITED STATES MIDDLE EAST OTHER   ELIMINATIONS TOTAL
                         ------------- ----------- ------  ------------ ------
                                            (IN MILLIONS)
Year Ended October 31,
 1996
  Sales to unaffiliated
   customers............    $164.9       $113.8    $ 95.0     $(32.9)   $340.8
  Operating loss........    $(17.4)      $(26.6)   $(14.8)              $(58.8)
  Identifiable assets...    $234.9       $ 98.6    $107.2     $(56.3)   $384.4
                            ======       ======    ======     ======    ======
Year Ended October 31,
 1995
  Sales to unaffiliated
   customers............    $173.7       $148.1    $ 92.0     $(39.7)   $374.1
  Operating income......    $ 28.5       $  9.3    $  3.3               $ 41.1
  Identifiable assets...    $225.2       $130.2    $ 87.3     $(49.5)   $393.2
                            ======       ======    ======     ======    ======
Year Ended October 31,
 1994
  Sales to unaffiliated
   customers............    $155.5       $119.4    $ 82.6     $(33.2)   $324.3
  Operating income......    $ 14.0       $  1.9    $  0.5               $ 16.4
  Identifiable assets...    $199.1       $101.4    $ 84.0     $(51.4)   $333.1
                            ======       ======    ======     ======    ======

  The sales and operating income (loss) amounts reflected above include intercompany royalties.

  United States sales by geographical areas during the years ended October 31, 1996, 1995, and 1994 are as follows:

                                                    FOREIGN
                                       ---------------------------------
                                         EUROPE     ASIA      CANADA
                         UNITED STATES MIDDLE EAST PACIFIC LATIN AMERICA TOTAL
                         ------------- ----------- ------- ------------- ------
                                             (IN MILLIONS)
Year Ended October 31,
 1996...................    $143.1        $13.0     $4.3       $4.5      $164.9
Year Ended October 31,
 1995...................    $147.3        $14.3     $5.4       $6.7      $173.7
Year Ended October 31,
 1994...................    $119.1        $16.6     $9.9       $9.9      $155.5

NOTE 11--COMMITMENTS AND CONTINGENCIES:

  The Company leases its office space and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rent expense under such leases aggregated approximately $24.1 million, $15.7 million, and $9.0 million during 1996, 1995, and 1994, respectively. Minimum annual rental commitments under noncancelable operating leases for periods subsequent to October 31, 1996 are as follows: $23.1 million in 1997, $17.8 million in 1998, $12.5 million in 1999, $9.9 million in 2000, $8.6 million in 2001, and $42.3 million in 2002 and thereafter.

  In January 1997, class action lawsuits were filed in state court in Illinois and in the federal court in Chicago, Illinois against the Company and certain of its officers. The federal actions allege damages to persons who purchased the Company's common stock during the period August 22, 1994 through January 7, 1997 arising from alleged violations of the federal securities laws and associated common laws. The state court action alleges damages to persons who purchased the Company's common stock during the period November 21, 1994 through January 7, 1997 arising from alleged violations of the Illinois securities laws and associated common and statutory law. Although the outcome of these proceedings cannot be determined with certainty, management intends to defend the actions vigorously, and, in consultation with its legal counsel, believes that the allegations are without merit and that the final outcomes should not have a material adverse effect on the Company's operations or financial position.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)


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

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                          BALANCE AT ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING  TO COSTS AND      WRITE-OFFS AND OTHER BALANCE AT END
                          OF PERIOD  EXPENSES          ADJUSTMENTS          OF PERIOD
                          ---------- ----------------- -------------------- --------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
  Year ended October 31,
   1996.................    $12.5          $ 9.3              $(5.3)            $16.5
  Year ended October 31,
   1995.................    $10.2          $ 3.3              $(1.0)            $12.5
  Year ended October 31,
   1994.................    $ 5.0          $ 8.0              $(2.8)            $10.2
                          BALANCE AT ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING  TO COSTS AND      WRITE-OFFS AND OTHER BALANCE AT END
                          OF PERIOD  EXPENSES          ADJUSTMENTS          OF PERIOD
                          ---------- ----------------- -------------------- --------------
ACCUMULATED AMORTIZATION
 OF SOFTWARE COSTS
  Year ended October 31,
   1996.................    $41.1          $20.0                --              $61.1
  Year ended October 31,
   1995.................    $26.2          $14.9                --              $41.1
  Year ended October 31,
   1994.................    $17.0          $ 9.2                --              $26.2
                          BALANCE AT ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING  TO COSTS AND      WRITE-OFFS AND OTHER BALANCE AT END
                          OF PERIOD  EXPENSES          ADJUSTMENTS          OF PERIOD
                          ---------- ----------------- -------------------- --------------
ACCUMULATED AMORTIZATION
 OF INTANGIBLES
  Year ended October 31,
   1996.................    $ 0.5          $ 0.4                --              $ 0.9
  Year ended October 31,
   1995.................    $ 0.3          $ 0.2                --              $ 0.5
  Year ended October 31,
   1994.................    $ 0.1          $ 0.2                --              $ 0.3
                          BALANCE AT ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING  TO COSTS AND      WRITE-OFFS AND OTHER BALANCE AT END
                          OF PERIOD  EXPENSES          ADJUSTMENTS          OF PERIOD
                          ---------- ----------------- -------------------- --------------
ACCUMULATED AMORTIZATION
 OF COST IN EXCESS OF
 NET ASSETS OF ACQUIRED
 BUSINESSES
  Year ended October 31,
   1996.................    $ 6.0          $ 2.7                --              $ 8.7
  Year ended October 31,
   1995.................    $ 4.3          $ 2.2              $(0.5)            $ 6.0
  Year ended October 31,
   1994.................    $ 2.5          $ 1.8                --              $ 4.3

                               INDEX TO EXHIBITS

 XHIBITE
  NO.                                      DESCRIPTION                                  PAGE
-------                                    -----------                                  ----
  3.1     Certificate of Incorporation, as amended to date............................   (1)
  3.2     By-Laws, as amended to date.................................................   (2)
 10.8     Incentive Stock Option Plan.................................................   (3)
 10.12    Office Lease Northwestern Atrium Center, Chicago, Illinois, dated July 1,
          1987 (the "Chicago Lease")..................................................   (1)
 10.15    Non-Qualified Stock Option Plan.............................................   (4)
 10.16    SSA Incentive Savings Plan effective May 1, 1986 as amended and restated
          November 1, 1988............................................................   (5)
 10.19    Letter to Terry E. Notari dated October 25, 1989............................   (2)
 10.24    Agreement dated August 27, 1990 between the Registrant and Ameritech
          Information Systems, Inc. ("Ameritech").....................................   (6)
 10.25    Letter Agreement dated August 27, 1990 among the Registrant, Ameritech and
          Northwestern Atrium Center Associates L.P...................................   (6)
 10.31    Long-Term Incentive Plan....................................................   (7)
 10.37    Note Agreement dated as of August 15, 1993..................................   (8)
 10.38    Letter Agreement dated August 12, 1994 between the Registrant and Joseph J.
          Skadra......................................................................   (9)
 10.40    Credit Agreement dated as of June 19, 1995..................................  (10)
 10.41    Letter Agreement Re: Note Agreement Restatement dated January 29, 1997......  (11)
 10.42    Letter Agreement Re: Credit Agreement Restatement dated January 29, 1997....  (11)
 10.43    Promissory Note dated January 20, 1997, from Joseph J. Skadra to the
          Company.....................................................................
 18       Letter Re: Change in Accounting Principles..................................
 21.1     Subsidiaries of the Registrant..............................................
 23.1     Consent of Price Waterhouse LLP, the Registrant's Independent Accountants...
 23.2     Consent of KPMG Peat Marwick LLP, the Registrant's Independent Accountants..
 27.1     Financial Data Schedule.....................................................

--------
(1) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1987 (File No. 0-15322).
(2) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1989.
(3) Incorporated by reference from the Registrant's Form S-1 Registration Statement effective February 12, 1987.
(4) Incorporated by reference from the Registrant's Form S-8 Registration Statement filed on October 4, 1988 (File No. 33-24516).
(5) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1988.
(6) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1990.
(7) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1991.
(8) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1993.
(9) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1994.
(10) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1995.
(11) Incorporated by reference from the Registrant's Form 10-K/A First Amendment To Annual Report for fiscal year ended October 31, 1995.