Form 10-K/A
period 1996-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1997-02-28
CIK 808207

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K/A
                                Amendment No. 1


(MARK ONE)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  For the fiscal year ended October 31, 1996
                                      OR
   [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
            For the transition period from            to

                        COMMISSION FILE NUMBER 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3144515
               --------                              ----------
     (STATE OR OTHER JURISDICTION                   (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)           IDENTIFICATION NUMBER)

      500 W. MADISON, 32ND FLOOR
           CHICAGO, ILLINOIS                            60661
           -----------------                            -----
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 258-6000

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                   Common Stock, par value $0.0033 per Share
                               (Title of class)
                                --------------
                            ----------------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on January 24, 1997, was $318,552,300.

  At January 24, 1997, 42,604,375 shares of the registrant's Common Stock were outstanding.

================================================================================

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to executive officers is set forth in Part I of this report, as originally filed. Information regarding directors is set forth below.

  ROGER E. COVEY, age 42, founded the Company and since November 1, 1994 has served as Chief Executive Officer and Chairman of the Board of the Company, positions which he also held from its inception in October 1981 until August 1991, at which time he was elected as Vice-Chairman of the Board. From September 1, 1994 until October 31, 1994, he served as the Company's Vice President-- Research and Development. He holds a B.S. degree from the University of Illinois and an M.B.A. and an M.A. in Chinese Art History, both from the University of Chicago.

  ANDREW J. FILIPOWSKI, age 45, has been a Director of the Company since July, 1996. Mr. Filipowski, has been President and Chief Executive Officer of PLATINUM technology, inc., a provider of enterprise infrastructure software products, since that Company's founding in April, 1987. Mr. Filipowski was a founder of DBMS, Inc., a software products and services company and served as its Chairman, President and Chief Executive Officer from 1979 until March 1987. Mr. Filipowski is also a director of Platinum Entertainment, Inc., a diversified entertainment company, Eagle River Interactive, an interactive multi-media marketing company, and numerous private companies.

  JOHN W. PUTH, age 67, has been a Director of the Company since his appointment in April 1988. Since December 1987, Mr. Puth has served as President of J. W. Puth Associates, an industrial consulting firm. From January 1983 through December 1987, Mr. Puth was Chairman and President of Clevite Industries, Inc., a manufacturer of industrial products. From October 1975 until January 1983, Mr. Puth was President and Chief Executive Officer of Vapor Corporation. Mr. Puth is a director of Allied Products Corporation, Brockway, A.M. Castle & Co., L.B. Foster Company, Lindberg Corporation and USFreightways Corporation, as well as several privately-held corporations. He holds a B.S. degree from Lehigh University.

  WILLIAM N. WEAVER, JR., age 62, has been a Director of the Company since December 1986 and its Assistant Secretary since March 1985. Mr. Weaver is a member of the law firm of Sachnoff & Weaver, Ltd., an Illinois professional corporation (S&W), which is counsel to the Company. Mr. Weaver has practiced law in the State of Illinois since 1964 and serves as a director of USFreightways Corporation, as well as several privately-held corporations. He holds an A.B. degree from Oberlin College and a J.D. from John Marshall Law School.

  WILLARD I. ZANGWILL, age 58, has been a Director of the Company since July 1996, when he was elected by the Board of Directors to fill a vacancy. Dr. Zangwill is a Professor of Management Science at the University of Chicago School of Business. In addition to teaching and research, Dr. Zangwill has a consulting practice with many of the world's largest industrial sector companies. Dr. Zangwill holds an A.B. degree from Columbia, a M.S. from Stanford, and a Ph.D. from Stanford.

     The Company's executive officers are appointed by, and serve at the discretion of, the Board of Directors. All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

     Mr. Filipowski and Dr. Zangwill were granted stock options in connection with their appointment to the Board of Directors in July 1996. To the Company's knowledge, neither Mr. Filipowski or Dr. Zangwill filed the necessary Report on Form 5 in connection with such grants.

ITEM 11. EXECUTIVE COMPENSATION

                            MANAGEMENT COMPENSATION

     The table below discloses the compensation awarded by the Company during the Company's last three fiscal years to the Chief Executive Officer and to each of the other four executive officers as of the end of fiscal 1996:

                                            Summary Compensation Table
                                                   Annual Compensation     Long Term Compensation Awards
                                                  ---------------------  ---------------------------------
Name and Principal                        Fiscal
     Position                              Year   Salary ($)  Bonus ($)  Securities Underlying Options (#)
------------------                        ------  ----------  ---------  ---------------------------------
Roger C. Covey, Chairman of the Board       1996    400,000      - 0 -                  - 0 -
 and Chief Executive Officer                1995    342,917    127,000                150,000

Terry H. Osborne, President and Chief       1996    348,840     31,579                  - 0 -
 Operating Officer (1)                      1995    357,560    159,123                150,000
                                            1994    303,833    124,000                 75,000

Joseph J. Skadra, Vice President and        1996    229,000     47,000                  5,000
 Chief Financial Officer (2)                1995    220,000     64,000                  - 0 -
                                            1994     41,250     59,269                 45,000

Riz Shakir, Vice President,                 1996    211,250     43,000                 30,000
 Architecture & Technology

Terry E. Notari, Vice President, North      1996    113,750     32,812                  - 0 -
 America (3)                                1995    210,000    116,187                  - 0 -
                                            1994    210,000     80,000                 45,000

-----------------------

  (1) Mr. Osborne served as the Company's Vice President -- Europe from November 1991 through October 1994, and as its President and Chief Operating Officer from November 1, 1994 until his retirement on November 1, 1996. Mr. Osborne's cash compensation in 1994, and a portion of such compensation in 1995, was paid in British Pounds. The amounts above were converted to U.S. Dollars using an exchange rate of $1.51 to (Pounds)1, the applicable rate on February 1, 1996. In addition to the salary and bonus indicated, Mr. Osborne received other annual compensation consisting of a $2,000 monthly car allowance and rent-free occupancy of a condominium residence in Chicago owned by the Company. The Company estimates that occupancy of the condominium had an annual value of approximately $40,000 in 1996.

  (2) Indicated salary and bonus for fiscal 1994 were paid commencing with Mr. Skadra's hiring on August 12, 1994.

  (3) Mr. Notari retired from his position on May 1, 1996.

Option Grants in Fiscal 1996

     The following table provides further information on individual stock option grants made in fiscal 1996 to the named executive officers. The table does not reflect as additional grants options canceled and immediately reissued at lower exercise prices. See "Ten-Year Option Repricings," below. The exercise prices set forth in the table are net of all repricings.

                                                                                                        Potential Realizable Value
                                                                                                        at Assumed Annual Rates of
                                                              Individual Grants                         Stock Price Appreciation(1)
                             -------------------------------------------------------------------------  ---------------------------
                              Number of Shares      % of Total
                                 Underlying      Options Granted
                              Options Granted    to Employees in           Exercise Price   Expiration
      Name                         (#)(2)          Fiscal 1996                 ($/Sh.)         Date            5% ($)     10% ($)
      ----                   ----------------     --------------           --------------   ----------       ----------   ---------
Roger E. Covey                       -0-               0.0%                    N.A.            N.A.             N.A.        N.A.
Terry H. Osborne                    - 0-               0.0%                    N.A.            N.A.             N.A.        N.A.
Joseph J. Skadra                   5,000               0.7%                   $9.81         06/07/06           30,857      78,197
Riz Shakir                        30,000               4.2%                   $9.81         12/01/05          185,140     469,182
Terry E. Notari                      -0-               0.0%                    N.A.            N.A.             N.A.        N.A.

------------------------

 (1) The potential realizable value columns of the table illustrate values that might be realized upon exercise of the options immediately prior to their expiration, assuming the Company's Common Stock appreciates at the compounded rates specified over the term of the options. These numbers do not take into account provisions of certain options providing for termination of the option following termination of employment or nontransferability of the options and do not make any provision for taxes associated with exercise. Because actual gains will depend, among other things, on future performance of the Common Stock, the amounts reflected in this table may not necessarily be achieved. For the actual historical price performance of the Company's Common Stock over the last five fiscal years, see the comparative table below under the caption "Stockholder Return Performance Presentation."

(2) Options granted become exerciseable ratably on the first five anniversaries of the grant date.

Aggregated Option Exercises in Fiscal 1996 and October 31, 1996 Option Values

     The following table provides information on option exercises in fiscal 1996 by the named executive officers and the value of such officers' unexercised stock options as of October 31, 1996.

                                                              Number of Shares Underlying        Value of Unexercised In-the-Money
                                                                 Unexercised Options at                      Options at
                                                                  October 31, 1996 (#)                  October 31, 1996 ($)
                                                          ------------------------------------  ------------------------------------
                                Shares
                              Acquired on      Value
           Name              Exercise (#)   Realized ($)    Exerciseable      Unexerciseable      Exerciseable      Unexerciseable
-------------------------  --------------   ------------  ----------------  ------------------  ----------------  ------------------

Roger E. Covey                        -0-       N.A.           30,000             120,000            46,550            186,202

Terry H. Osborne                   30,000     377,499          67,200             183,300           222,087            584,924

Joseph J. Skadra                      -0-       N.A.            9,000             32,000             16,692             59,452

Riz Shakir                            -0-       N.A.           15,001             59,999             27,883            112,133

Terry E. Notari                    49,500     667,500           - 0 -              - 0 -              - 0 -             - 0 -



Compensation of Directors

     The Company does not pay directors any cash consideration for serving on the Board of Directors. In recognition of their continued board service, the Company on December 16, 1994, adopted a policy pursuant to which every five years, all non-employee directors shall be awarded an option under the Company's existing stock option plans to purchase 22,500 shares, exerciseable at the fair market value of the Company's stock on the date of grant, such options to become exerciseable in equal portions on the first five anniversaries of the grant date. The first award under this plan was granted on December 16, 1994, and is exerciseable at $9.83 per share. Pursuant to the same policy, Mr. Filipowski and Dr. Zangwill were each awarded options to purchase 15,000 shares concurrently with their appointment to the Board of Directors in July 1996. These options vest in five equal installments on the first five anniversaries of their appointment, and are exerciseable at $13.50 per share, the fair market value of the Company's stock on the date of grant.

     In consideration of this and earlier option grants, S&W agreed to waive its fees for Mr. Weaver's time expended attending meetings of the Board of Directors. Accordingly, neither Mr. Weaver nor S&W received any cash compensation in consideration of Mr. Weaver's services as a director in fiscal 1996.


Employment Contracts

     Pursuant to the terms of his employment agreement, Terry H. Osborne participates in a pension plan funded by the Company which upon his retirement in November 1996, makes him eligible to begin receiving (Pounds)68,544, annually.

     Joseph J. Skadra, the Company's Chief Financial Officer, was hired August 12, 1994. The terms of his engagement include the following: a base salary of $220,000 annually; bonuses of up to $80,000, in the first year, to be awarded if the Company achieves quarterly and annual earnings targets and if Mr. Skadra achieves specified personal management objectives; a bonus upon hiring of $40,000; and options to purchase 45,000 shares of Common Stock, vesting over five years. If all of the Company's Common Stock is acquired and Mr. Skadra does not become Chief Financial

Officer of the acquiring firm, then 18,000 of the stock options will immediately vest, if they have not already.

  Riz Shakir, the Company's Vice President, Architecture & Technology, was hired June 1, 1994 and was appointed a Vice President -- Architecture and Technology on November 1, 1995. The terms of his engagement include the following: a base salary of $180,000 annually; bonuses of $70,000, in the first year, to be awarded if the Company achieves quarterly and annual earnings targets and if Mr. Shakir achieves specified personal management objectives; a bonus upon hiring of $50,000; and options to purchase 30,000 shares of Common Stock, vesting over five years.

                               TEN YEAR OPTION REPRICINGS
------------------------------------------------------------------------------------------------------------------------------------
                                     Number of       Market Price
                                     Securities      of Stock at
                                     Underlying      Time of                                               Length of Original Option
                                     Options         Repricing or     Exercise Price at      New           Term Remaining at Date
                                     Repriced or     Amendment        Time of Repricing      Exercise      of Repricing or
Name                  Date           Amended (#)     ($)              or Amendment ($)       Price ($)     Amendment
----                  ----           -----------     ------------     ----------------       ---------     ---------
Roger Covey           N.A.           0               N.A.             N.A.                   N.A.          N.A.
Terry Osborne         N.A.           0               N.A.             N.A.                   N.A.          N.A.
Joseph J. Skadra      08/26/1996     5,000           $9.81            $16.13                 $9.81         9 years, 9 months
Riz Shakir            08/26/1996     30,000          $9.81            $24.08                 $9.81         9 years, 3 months
                      08/26/1996     15,000          $9.81            $18.08                 $9.81         9 years, 6 months
Terry E. Notari       N.A.           0               N.A.             N.A.                   N.A.          N.A.
------------------------------------------------------------------------------------------------------------------------------------

Compensation Committee Interlocks and Insider Participation

     During fiscal 1996, the Compensation Committee of the Board of Directors consisted of Warren J. Hayford, John W. Puth and William N. Weaver, prior to July 25, 1996 and John W. Puth, Andrew J. Filipowski and Willard I. Zangwill after July 25, 1996. None of these persons was a current or former officer or employee of the Company or any of its subsidiaries. Mr. Weaver is a member of S&W, which provides legal services to the Company. See "Certain Relationships and Related Transactions."

Report on Executive Compensation of the Compensation Committee of the Board of Directors

     The Compensation Committee of the Company's Board of Directors is responsible for implementing specific executive compensation plans. The Company operates in an industry that is highly competitive. The Company believes that its ability to maintain and improve its competitive position is dependent on its ability to attract highly qualified managerial personnel. These personnel are customarily sought from companies much larger and with greater financial resources than the Company, and the Company believes that its ability to attract such personnel is enhanced by the Company's emphasis on significant short-term and long-term performance incentives. The Company accordingly operates in accordance with the following executive compensation philosophy:

     1. A significant portion of annual cash compensation should be determined by quantitative performance measures.

     For SSA executives, the performance-dependent portion of annual cash compensation approximates 40% of base cash compensation (or approximately 30% of total annual cash compensation). These quantitative performance measures are tied directly to the SSA annual business plan. A portion is based on quarterly earnings per share and another portion is based on annual earnings per share. In addition, a variety of other quantitative measures besides earnings per share are included in determining the bonus and future base compensation for each executive. These other measures vary from executive to executive depending on the strategic needs of the business, and tend to be directly related to the executive's duties and the achievements of the specific business unit for which the executive is responsible. The components are reviewed and adjusted by the Compensation Committee on an annual basis. Based on the Company's hiring experience and discussions with executive recruiting firms, the Company believes that base cash compensation for key employees (which approximates 70% of annual cash compensation) is at an industry competitive level.

     2. Compensation should provide incentives for both short-term and, more importantly, for long-term performance.

     Short-term performance is incentivized by the annual performance-determined compensation mentioned above. Long-term performance is incentivized by the use of stock options. Typically, options granted vest over a five-year period, which is an appropriate long-term performance period. The Company's experience is that it has no control over its short- or medium-term stock price, but believes that over the long term the stock price should reflect growth of the Company's earnings. The size of option grants is determined by reference to all the facts and circumstances relating to the executive's compensation. These include, without limitation, the executive's base salary, the cash bonuses earned and potentially available, the size of all past option grants to the executive, the timing of such prior grants, the remaining unvested portion of past grants, the total shares subject to outstanding options held by all key employees and the total remaining shares available for future option grants.

     3. The SSA standard for executive recruitment is to attempt to find and recruit the best person in the world for a given executive position.

     As such, the total compensation scheme for SSA executive officers may be above total compensation available at similarly sized firms when taking into account the Stock Option portion of compensation.

     The compensation of Roger E. Covey, the Company's Chairman and Chief Executive Officer, for services he rendered during fiscal 1996 was determined pursuant to a compensation program adopted by the Committee in December 1994, shortly after Mr. Covey resumed the position of Chairman and Chief Executive Officer. At that time, the Committee reviewed the compensation packages of the chief executives of comparable publicly-traded software companies, some of which the Committee believes are included in the NASDAQ CDP index used in the stock price performance chart below, as well as the compensation of the Company's immediate past Chairman, President and Chief Executive Officer. Based on the review of comparable and historical compensation levels, the Company's operating plan for fiscal 1995, and the services rendered and to be rendered by Mr. Covey, the Committee adopted a compensation program consisting of base salary, bonus and incentive and non-qualified options to purchase 150,000 shares of the Company's Common Stock, which options vest over a five year period following their grant. The non-qualified options are exercisable at $9.83 per share (the fair market value of the Company's Common Stock on the date of grant) and the incentive options, due to IRS rules applicable because of Mr. Covey's existing ownership of SSA stock, are exercisable at $10.82 per share. The annual base compensation paid to

Mr. Covey was roughly equivalent to that paid to the Company's immediate past Chief Executive Officer. In addition to the base salary and stock options discussed above, Mr. Covey's compensation program provided that he would be awarded bonuses in specified amounts if the Company achieved certain quarterly and annual per-share earnings targets, product release targets and other quantitative measures. In fiscal 1996, Mr. Covey received no raise in base salary from fiscal 1995, and was awarded no bonus.

     During 1996, the Board determined to deviate from its historic policy of not repricing stock options. In August 1996, the Board determined to reprice stock options of holders other than the Board of Directors and the Company's Chief Executive Officer. The software industry is extremely competitive and stock options are the major long term compensation tool used to attract, retain, motivate and reward key employees. Since the Company's stock price had declined very sharply during fiscal 1996 and since there was no reasonable expectation that the options would have the desired effects, the Compensation Committee, in consultation with the Chief Executive Officer, in August 1996, repriced all of those options having an exercise price above $16.12 to become exercisable at $9.81 per share, the Company's fair market value on the repricing date. The Compensation Committee left intact the exercise prices of those options exercisable at less than $16.12 per share.

     The foregoing report has been furnished by Messrs. Filipowski and Puth and Dr. Zangwill, who currently constitute the Compensation Committee.


                  STOCKHOLDER RETURN PERFORMANCE PRESENTATION

     The graph on the following page presents a comparison of the cumulative total stockholder return on the Company's Common Stock since October 31, 1991 with the cumulative total return of the NASDAQ Computer and Data Processing Index ("NASDAQ CDP Index") and the Standard and Poor's 500 Composite Index.

Note: The stock price performance shown below is not necessarily indicative of future price performance.

             Comparison of Five-Year Cumulative Total Return Among System Software Associates, Inc., NASDAQ CDP Index, and S & P 500














Assumes $100 invested on October 31, 1991 in System Software Associates, Inc. Common Stock, NASDAQ CDP Index and S & P 500 Index.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The table below sets forth information as of February 17, 1997, with respect to the beneficial ownership of the Company's outstanding Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each executive officer discussed under "Management Compensation" below, and all the directors and officers as a group. Except as otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them.

       Name and Address                   Amount and Nature of        Percent
       of Beneficial Owner                Beneficial Ownership        of Class
       -------------------                --------------------        --------
Roger E. Covey                                13,284,750 (1)            31.1%
  System Software Associates
  500 W. Madison Street, 32nd Floor
  Chicago, Illinois  60661

Gardner Lewis Asset Management, L.P.......     4,062,999 (2)             9.5%
  285 Wilmington, W. Chester Pike
  Chadds Ford, PA 19317

Massachusetts Financial Services Company..     3,324,695 (3)             7.8%
  500 Boylston Street
  Boston, MA 02116

Jurika & Voyles, L.P......................     2,953,157 (4)             6.9%
  1999 Harrison Street, Suite 700
  Oakland, CA 94612

William N. Weaver, Jr.....................       336,000 (5)               *

John W. Puth..............................       178,063 (1)(6)            *

Terry H. Osborne..........................        97,950 (1)               *

Riz Shakir................................        90,669 (1)               *

Willard I. Zangwill.......................        15,200                   *

Joseph J. Skadra..........................         9,000 (1)               *

Terry E. Notari...........................             0                   *

Andrew J. Filipowski......................             0                   *

All Officers and Directors as a Group.....    13,913,682 (1)(5)(6)      32.5%
 (seven persons)

--------------------
* Less than 1%.

(1) Includes options to acquire shares, exercisable within 60 days, as follows: Mr. Covey 60,000; Mr. Puth 111,938; Mr. Osborne 97,950; Mr. Skadra 9,000 and Mr. Shakir 24,001 shares.

(2) According to a Report on the SEC's Schedule 13G, Gardner Lewis Asset Management has sole dispositive power for all 4,062,999 listed shares, and exercises sole voting power over 3,607,425 shares and shared voting power over 73,200 of such shares.

(3) According to a Report on the SEC's Schedule 13G, Massachusetts Financial Services Company has sole dispositive power over 3,324,695 shares and sole voting power over 3,182,895 shares.

(4) According to a Report on the SEC's Schedule 13G, Jurika & Voyles has shared dispositive power over 2,953,157 shares and shared voting power over 2,567,467 shares.

(5) Includes 36,000 unissued shares of the Company's Common Stock, subject to a currently exercisable option held by Sachnoff & Weaver, Ltd., of which Mr. Weaver is a member. Mr. Weaver disclaims beneficial ownership of all but his pro rata portion of the shares covered by the option.

(6) Includes 5,000 shares held by a family partnership, of which Mr. Puth is a general partner.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     William N. Weaver, Jr., a member of the Board of Directors, is a member of the law firm of Sachnoff & Weaver, Ltd., an Illinois professional corporation. Sachnoff & Weaver, Ltd. has acted and continues to act as counsel to the Company with regard to certain matters and has received legal fees for services rendered in connection therewith.

     Joseph J. Skadra, the Company's Chief Executive Officer, has borrowed funds from the Company commencing July 10, 1996. Amounts borrowed are represented by a promissory note, and bear interest at 8.25% per annum. Mr. Skadra borrowed the amounts for personal reasons. As of February 28, 1997, the amount owing, including accrued interest, is $203,221.00, which constitutes the largest amount which has been outstanding under such arrangements. Repayment of all amounts of principal is due September 30, 1999. Interest is payable monthly in arrears.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SYSTEM SOFTWARE ASSOCIATES, INC.



  February 28, 1997         /s/  JOSEPH J. SKADRA
                            -----------------------
                            Joseph J. Skadra, Vice President
                            and Chief Financial Officer

                COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
  AMONG SYSTEM SOFTWARE ASSOCIATES, INC., S&P 500 INDEX AND NASDAQCDP INDEX

                             SYSTEM SOFTWARE
Measurement Period           ASSOCIATES,            S&P          NASDAQ CDP
(Fiscal Year Covered)        INC.                   500 INDEX    INDEX
-------------------          ---------------        ---------    ----------
Measurement Pt-
10/31/91                     $100                   $100         $100
FYE 10/31/92                 $150                   $110         $117
FYE 10/31/93                 $150                   $126         $130
FYE 10/31/94                 $130                   $131         $157
FYE 10/31/95                 $325                   $166         $239
FYE 10/31/96                 $186                   $206         $278
