Form 10-Q
period 1997-01-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1997-03-17
CIK 808207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1997
                                    ----------------

                                       OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to _______________.

                        Commission file number 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                        36-3144515
    ---------------------------              ----------------------------------
   (State or other jurisdiction             (IRS Employer Identification Number)
 of incorporation or organization)

     500 W. Madison, 32nd Floor
         Chicago, Illinois                                       60661
 --------------------------------------                        ----------
(Address of principal executive offices)                       (Zip Code)

(Registrant's telephone number, including area code)         (312) 258-6000
                                                          ---------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X         NO      .
    -----          -----

  At March 7, 1997, there were 42,613,825 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:   12
                  --

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX

                                                                          Page
                                                                          No.
Part I                 Financial information

                       Consolidated Balance Sheets -
                         January 31, 1997 and October 31, 1996            3 - 4

                       Consolidated Statements of Operations -
                         three months ended January 31, 1997 and 1996       5

                       Consolidated Statements of Cash Flows -
                         three months ended January 31, 1997 and 1996       6

                       Notes to Consolidated Financial Statements           7

                       Management's Discussion and Analysis of
                         Financial Condition and Results of
                           Operations                                     8 - 10

Part II                Other information                                    11

Signature Page                                                              12

Part I - Financial Information
Item I - Financial Statements


                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                 (in millions)

                                                       January 31,   October 31,
                                                          1997          1996
                                                        ---------    ----------
                                                       (unaudited)
CURRENT ASSETS:
  Cash and equivalents                                   $  25.8        $  38.1
  Accounts receivable, less allowance for doubtful
    accounts of $16.5 and $16.5                            145.8          163.6
  Income taxes receivable                                    1.9            4.4
  Deferred income taxes                                     12.6           10.1
  Prepaid expenses and other current assets                 26.1           25.5
                                                       ---------      ---------
     Total current assets                                  212.2          241.7
                                                       ---------      ---------

PROPERTY and EQUIPMENT:
  Data processing equipment                                 38.4           37.3
  Furniture and office equipment                            17.5           18.7
  Leasehold improvements                                     9.4            9.0
  Transportation equipment                                   1.8            2.3
                                                       ---------      ---------
                                                            67.1           67.3
  Less - Accumulated depreciation and amortization          40.8           39.5
                                                       ---------      ---------
     Total property and equipment                           26.3           27.8
                                                       ---------      ---------

OTHER ASSETS:
  Software costs, less accumulated amortization of
     $67.4 and $61.1                                        88.2           82.8
  Cost in excess of net assets of acquired businesses,
     less accumulated amortization of $9.4 and $8.7         22.1           22.8
  Deferred income taxes                                      1.2            1.2
  Investments in associated companies                        2.2            2.2
  Miscellaneous                                              5.8            5.9
                                                       ---------      ---------
     Total other assets                                    119.5          114.9
                                                       ---------      ---------
TOTAL ASSETS                                             $ 358.0        $ 384.4
                                                       =========      =========


          See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                       (in millions, except share data)

                                                       January 31,   October 31,
                                                          1997          1996
                                                       -----------   -----------
                                                       (unaudited)

CURRENT LIABILITIES:
   Short-term borrowings and current maturities
     of senior notes payable                             $  72.4        $   -
   Accrued commissions and royalties                        24.2           26.3
   Accounts payable and other accrued liabilities           55.5           62.5
   Accrued compensation and related benefits                16.9           23.8
   Deferred revenue                                         56.7           58.8
                                                       ---------     ----------
     Total current liabilities                             225.7          171.4
                                                       ---------     ----------
LONG-TERM OBLIGATIONS                                        2.4           75.1
                                                       ---------     ----------
DEFERRED REVENUE                                            25.4           27.7
                                                       ---------     ----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 100,000 shares
     authorized, none issued or outstanding                  -              -
   Common stock, $.0033 par value, 60,000,000
     shares authorized, 42,604,000 and 42,577,000
     shares issued                                           0.1            0.1
   Capital in excess of par value                           32.9           32.8
   Retained earnings                                        74.2           78.5
   Cumulative translation adjustment                        (2.7)          (1.2)
                                                       ---------     ----------
     Total stockholders' equity                            104.5          110.2
                                                       ---------     ----------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY               $ 358.0        $ 384.4
                                                       =========     ==========



        See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)
                                  (unaudited)

                                                           Three Months Ended
                                                               January 31,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------
Revenues:
   License fees                                          $  65.1      $   48.1
   Client services and other                                27.1          28.5
                                                       ---------      --------
      Total revenues                                        92.2          76.6
                                                       ---------      --------
Costs and Expenses:
   Cost of license fees                                     15.9           9.1
   Cost of client services and other                        23.5          19.4
   Sales and marketing                                      22.9          20.5
   Research and development                                 14.1          11.7
   General and administrative                               20.4          16.3
                                                       ---------      --------
      Total costs and expenses                              96.8          77.0
                                                       ---------      --------
Operating income (loss)                                     (4.6)         (0.4)
Non-operating income (expense), net                         (2.1)         (0.3)
                                                       ---------      --------
Income (loss) before income taxes                           (6.7)         (0.7)
Provision (benefit) for income taxes                        (2.4)         (0.3)
                                                       ---------      --------
Net income (loss)                                      $    (4.3)     $   (0.4)
                                                       =========      ========
Earnings (loss) per share                              $   (0.10)     $  (0.01)
                                                       =========      ========
Dividends per share                                    $    -         $   0.10
                                                       =========      ========
Weighted average common shares outstanding                  42.6          43.1
                                                       =========      ========



         See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions, unaudited)

                                                           Three Months Ended
                                                               January 31,
                                                        ------------------------
                                                           1997          1996
                                                        -----------   ----------
Cash Flows From Operating Activities:
  Net income (loss)                                      $  (4.3)      $  (0.4)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
  Depreciation and amortization of property and
   equipment                                                 2.3           2.0
  Amortization of other assets                               7.0           4.8
  Provision for doubtful accounts                            -            (0.7)
  Deferred income taxes                                     (2.5)         (0.2)
  Deferred revenue                                          (2.9)         (1.8)
  Changes in operating assets and liabilities, net
   of acquisitions:
     Accounts receivable                                    14.3          16.9
     Prepaid expenses and other current assets              (1.2)         (0.3)
     Miscellaneous assets                                    0.1           0.6
     Accrued commissions and royalties                      (1.9)         (7.8)
     Accounts payable and other accrued liabilities         (5.7)        (15.7)
     Accrued compensation and related benefits              (6.6)         (5.7)
     Income taxes                                            2.5          (7.2)
                                                       ---------     ---------
       Net cash provided by (used in) operating
         activities                                          1.1         (15.5)
                                                       ---------     ---------

Cash Flows From Investing Activities:
  Purchases of property and equipment                       (0.5)         (1.5)
  Software costs                                           (11.7)         (7.6)
  Investments and acquisitions, net of cash acquired         -            (2.0)
                                                       ---------     ---------
     Net cash flows used in investing activities           (12.2)        (11.1)
                                                       ---------     ---------

Cash Flows From Financing Activities:
  Principal payments under financing obligations            (0.7)         (1.5)
  Proceeds from exercise of stock options                    0.1           0.9
  Dividends paid                                             -            (4.2)
                                                       ---------     ---------
     Net cash used in financing activities                  (0.6)         (4.8)
                                                       ---------     ---------

Effect of exchange rate changes on cash                     (0.6)         (0.5)
                                                       ---------     ---------
       Net decrease in cash and equivalents                (12.3)        (31.9)

Cash and equivalents:
     Beginning of year                                      38.1          57.1
                                                       ---------     ---------
     End of period                                       $  25.8       $  25.2
                                                       =========     =========

         See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or "the Company"). Except for the consolidated balance sheet for the fiscal year ended October 31, 1996, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

Note 2 -- Legal Proceedings

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

Results of Operations

             Comparison of the Three Months Ended January 31, 1997
                   to the Three Months Ended January 31, 1996
                   ------------------------------------------

Total revenues increased 20% to $92.2 million during the first quarter of 1997 over total revenues of $76.6 million during the first quarter of 1996. The revenue increase was due to particularly strong results in Europe and Asia/Pacific. License fees of $65.1 million grew 35% over the prior year quarter reflecting improving market acceptance of the Company's client/server product line. Client Services revenues for the quarter of $27.1 million declined 5% when compared to the prior year period due to lower productivity caused, in part, by allocation of resources to perform warranty work and investments in training client services professionals.

Cost of license fees as a percentage of related revenues was 24% for the first quarter of 1997, up from 19% for the corresponding prior year period. The increase is primarily attributable to increased amortization expense of capitalized software development costs and increased affiliate commissions.

Cost of client services as a percentage of related revenues was 87% for the first quarter of 1997 compared to 68% during the corresponding prior year period. Lower productivity of technical professionals around the world, in particular those with open systems and object skills, allocation of resources to perform warranty work and investments in training resulted in the increase.

Sales and marketing as a percentage of license fee revenues was 35% and 43% in the first quarters of 1997 and 1996, respectively. The decrease was primarily due to increased productivity of the Company's direct sales organization.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross (total) research and development (R&D) expenditures in the first quarter of 1997 increased $6.9 million or 37% over the first quarter of 1996. The increase is due to the Company's continuing development of its distributed object computing technology and enhancements of its existing products.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $11.3 million of software development costs in the first quarter of 1997 as compared to $6.9 million in the first quarter of 1996. The capitalization ratio (capitalized software as a percentage of gross R&D) in the first quarters of 1997 and 1996 was 44% and 37%, respectively. The increase was due in part to construction and testing activities related to the Company's distributed object computing architecture.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.


                                                (in millions)
                                                 Quarter Ended     Percentage
                                                 January 31,         Change
------------------------------------------------------------------------------
                                                                    1997 vs.
                                                1997      1996        1996
------------------------------------------------------------------------------

     Gross R&D expenditures                   $ 25.4     $18.6          37%
     Less amount capitalized                   (11.3)     (6.9)         64%
------------------------------------------------------------------------------
     Net R&D costs                            $ 14.1     $11.7          21%
------------------------------------------------------------------------------

General and administrative expenses of $20.4 million increased $4.1 million over the prior year to support the Company's growth, including increased facilities costs related to acquisitions and increased costs for computer equipment.

Liquidity and Capital Resources

At January 31, 1997, cash and equivalents totaled $25.8 million, down $12.3 million from October 31,1996. The decrease was primarily due to the operating loss in the current quarter, continued significant investment in product development and interest payments. At January 31, 1997 and at October 31,1996, $46.4 million was outstanding under the Company's multi-bank line of credit and $26.0 million was outstanding on the Company's Senior Notes payable. Outstanding letters of credit issued against the bank line were $0.8 million and $1.2 million at January 31, 1997 and October 31, 1996, respectively. The maturity date of the multi-bank line of credit and the Senior Notes is November 1, 1997.

The Company is presently exploring the possibility of a public or private sale of debt or equity securities to refinance existing debt and fund an accelerated growth strategy for the Company's new version of its client/server software product. Management believes that with an anticipated return to profitability within the fiscal year, cash generated from operations, combined with current working capital and proceeds of a financing arrangement, will provide sufficient liquidity to meet the Company's capital requirements for the foreseeable future.

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

Date     March 17, 1997
         --------------

                                       System Software Associates, Inc.

                                        /s/ Roger E. Covey
                                        -------------------------------
                                        Roger E. Covey
                                        Chairman and
                                        Chief Executive Officer

                                        /s/ Joseph J. Skadra
                                        -------------------------------
                                        Joseph J. Skadra
                                        Chief Financial Officer