Form 10-Q
period 1997-04-30
SYSTEM SOFTWARE ASSOCIATES INC
filed 1997-06-16
CIK 808207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1997

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____.


                        Commission file number 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       --------------------------------

            (Exact name of registrant as specified in its charter)

                  Delaware                                 36-3144515
---------------------------------------------    -------------------------------
(State or other jurisdiction of incorporation     (IRS Employer Identification
              or organization)                               Number)

       500 W. Madison, 32nd Floor
           Chicago, Illinois                                  60661
----------------------------------------         -------------------------------
(Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)        (312) 258-6000
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

     At June 6, 1997, there were 42,640,600 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:  13
               ------

                       SYSTEM SOFTWARE ASSOCIATES, INC.

                                     INDEX

                                                                            Page
Part I      Financial information                                            No.

            Consolidated Balance Sheets -                                  3 - 4
              April 30, 1997 and October 31, 1996

            Consolidated Statements of Operations -                            5
              three and six months ended April 30, 1997 and 1996

            Consolidated Statements of Cash Flows -                            6
              six months ended April 30, 1997 and 1996

            Notes to Consolidated Financial Statements                         7

            Management's Discussion and Analysis of Financial Condition   8 - 11
              and Results of Operations

Part II     Other information                                                 12

Signature Page                                                                13

Part I - Financial Information
Item I - Financial Statements



                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                 (in millions)



                                                                                    April 30,   October 31,
                                                                                      1997         1996
                                                                                    ---------   ----------
                                                                                   (unaudited)
CURRENT ASSETS:
      Cash and equivalents                                                             $ 20.4       $ 38.1
      Accounts receivable, less allowance for doubtful accounts of $16.5 and $16.5      163.6        163.6
      Income taxes receivable                                                             3.3          4.4
      Deferred income taxes                                                              12.5         10.1
      Prepaid expenses and other current assets                                          34.6         25.5
                                                                                     --------    ---------
            Total current assets                                                        234.4        241.7
                                                                                     --------    ---------

PROPERTY and EQUIPMENT:
      Data processing equipment                                                          39.0         37.3
      Furniture and office equipment                                                     17.5         18.7
      Leasehold improvements                                                              9.6          9.0
      Transportation equipment                                                            1.7          2.3
                                                                                     --------    ---------
                                                                                         67.8         67.3
      Less - Accumulated depreciation and amortization                                   42.3         39.5
                                                                                     --------    ---------
            Total property and equipment                                                 25.5         27.8
                                                                                     --------    ---------

OTHER ASSETS:
      Software costs, less accumulated amortization of $74.3 and $61.1                   93.2         82.8
      Cost in excess of net assets of acquired businesses,
            less accumulated amortization of $10.3 and $8.7                              21.3         22.8
      Deferred income taxes                                                               1.5          1.2
      Investments in associated companies                                                 1.5          2.2
      Miscellaneous                                                                       5.0          5.9
                                                                                     --------    ---------
            Total other assets                                                          122.5        114.9
                                                                                     --------    ---------
TOTAL ASSETS                                                                           $382.4       $384.4
                                                                                     ========    =========



          See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                       (in millions, except share data)


                                                                              Apri1 30,       October 31,
                                                                                1997             1996
                                                                              ---------       -----------
                                                                             (unaudited)
CURRENT LIABILITIES:
      Short-term borrowings and current maturities of senior notes payable       $ 71.8          $    -
      Accrued commissions and royalties                                            25.7            26.3
      Accounts payable and other accrued liabilities                               60.2            62.5
      Accrued compensation and related benefits                                    17.9            23.8
      Deferred revenue                                                             50.3            58.8
                                                                              ---------       ---------
            Total current liabilities                                             225.9           171.4
                                                                              ---------       ---------
LONG-TERM OBLIGATIONS                                                              14.1            75.1
                                                                              ---------       ---------
DEFERRED REVENUE                                                                   28.7            27.7
                                                                              ---------       ---------

STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value, 100,000 shares authorized, none issued
           or outstanding                                                             -               -
      Common stock, $.0033 par value, 60,000,000 shares authorized,
           42,633,000 and 42,577,000 shares issued                                  0.1             0.1
      Capital in excess of par value                                               42.8            32.8
      Retained earnings                                                            73.5            78.5
      Cumulative translation adjustment                                            (2.7)           (1.2)
                                                                              ---------       ---------
            Total stockholders' equity                                            113.7           110.2
                                                                              ---------       ---------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                       $382.4          $384.4
                                                                              =========       =========



         See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)
                                  (unaudited)


                                            Three Months Ended             Six Months Ended
                                                  April 30,                    April 30,
                                           -----------------------      -----------------------
                                             1997          1996           1997          1996
                                           ----------    ---------      ----------    ---------
Revenues:
      License fees                          $  65.1      $  51.9        $  130.2      $ 100.0
      Client services and other                33.0         30.6            60.0         59.1
                                            ---------    ---------      ----------    ---------
            Total revenues                     98.1         82.5           190.2        159.1
                                            ---------    ---------      ----------    ---------
Costs and Expenses:
      Cost of license fees                     17.2         16.4            33.0         25.6
      Cost of client services and other        23.6         22.0            47.1         41.4
      Sales and marketing                      21.0         24.7            43.9         45.2
      Research and development                 12.8         11.7            26.9         23.4
      General and administrative               19.6         17.3            40.1         33.6
                                            ---------    ---------      ----------    ---------
            Total costs and expenses           94.2         92.1           191.0        169.2
                                            ---------    ---------      ----------    ---------
Operating income (loss)                         3.9         (9.6)           (0.8)       (10.1)
Non-operating income (expense), net            (4.9)        (0.5)           (7.0)        (0.8)
                                            ---------    ---------      ----------    ---------
Income (loss) before income taxes              (1.0)       (10.1)           (7.8)       (10.9)
Provision (benefit) for income taxes           (0.4)        (3.7)           (2.8)        (4.0)
                                            ---------    ---------      ----------    ---------
Net income (loss)                           $  (0.6)      $ (6.4)        $  (5.0)     $  (6.9)
                                            =========     ========       =========    =========
Earnings (loss) per share                   $ (0.01)      $(0.15)        $ (0.12)     $ (0.16)
                                            =========     ========       =========    =========
Dividends per share                         $     -       $    -         $     -       $  0.10
                                            =========     ========       =========     ========
Weighted average common shares outstanding     42.6         43.0            42.6         43.1
                                            =========     ========       =========     ========


         See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in millions, unaudited)



                                                                                          Six Months Ended
                                                                                              April 30,
                                                                                        --------------------
                                                                                          1997        1996
                                                                                        --------    --------

Cash Flows From Operating Activities:
    Net income (loss)                                                                    $ (5.0)     $ (6.9)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization of property and equipment                                 4.5         4.1
    Amortization of other assets                                                           15.6        10.7
    Provision for doubtful accounts                                                           -        (0.7)
    Deferred income taxes                                                                  (2.7)       (0.4)
    Deferred revenue                                                                       (5.3)       (2.8)
    Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                              (4.1)        9.3
          Prepaid expenses and other current assets                                        (0.3)       (3.6)
          Miscellaneous assets                                                              0.9         1.1
          Accrued commissions and royalties                                                (0.3)       (7.4)
          Accounts payable and other accrued liabilities                                   (1.8)      (11.6)
          Accrued compensation and related benefits                                        (5.1)       (4.7)
          Income taxes                                                                      1.1       (11.7)
                                                                                         --------     -------
                Net cash used in operating activities                                      (2.5)      (24.6)
                                                                                         --------     -------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                                    (1.5)       (5.3)
    Software costs                                                                        (23.6)      (18.5)
    Investments and acquisitions, net of cash acquired                                        -        (3.6)
                                                                                         --------     ------
          Net cash flows used in investing activities                                     (25.1)      (27.4)
                                                                                         --------    --------

Cash Flows From Financing Activities:
    Amount borrowed (repaid) under bank line of credit, net                                (0.4)       20.3
    Principal payments under other financing obligations                                   (1.2)       (1.5)
    Proceeds from exercise of stock options                                                 0.2         2.0
    Net proceeds from convertible subordinated promissory note                             12.0           -
    Dividends paid                                                                            -        (4.2)
                                                                                          -------    --------
          Net cash provided by financing activities                                        10.6        16.6
                                                                                          -------    --------

Effect of exchange rate changes on cash                                                    (0.7)       (0.1)
                                                                                          -------     -------
          Net decrease in cash and equivalents                                            (17.7)      (35.5)

Cash and equivalents:
          Beginning of year                                                                38.1        57.1
                                                                                          -------     -------
          End of period                                                                   $20.4       $21.6
                                                                                          =======     =======

         See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or "the Company"). Except for the consolidated balance sheet at October 31, 1996, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1996.

Note 2 -- Long-Term Obligations

On March 27, 1997, the Company issued a convertible subordinated promissory note to a strategic investor in the amount of $12 million, bearing interest at the prime rate plus 1% and convertible into common stock of the Company at the lesser of $3.33 per share or 80% of the fair market value of the stock at the time of conversion. The loan is due in three years and is not convertible during the first year, except in the event of prepayment. The convertible subordinated promissory note has a beneficial conversion feature because the fair market value of the Company's stock was in excess of its per share conversion price at the issuance date. The value of the beneficial conversion feature of $8.9 million was reflected as an increase in additional paid in capital and other current assets and will be amortized as interest expense over the one year period beginning the date of issuance.

Note 3 -- Legal Proceedings

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

Results of Operations

              Comparison of the Three Months Ended April 30, 1997
                   to the Three Months Ended April 30, 1996
                   ----------------------------------------

Total revenues increased 19% to $98.1 million during the second quarter of 1997 over total revenues of $82.5 million during the second quarter of 1996. All regions of the world recorded higher revenues: the Americas, Europe/Middle East/Africa and Asia/Pacific. License fees of $65.1 million grew 25% over the same prior year quarter which reflected increasing market acceptance of the Company's client/server product line. Client Services revenues for the quarter of $33.0 million increased 8% compared to the prior year period and 22% sequentially over the prior quarter.

Cost of license fees as a percentage of related revenues was 26% for the second quarter of 1997, down from 32% for the corresponding prior year period. The decrease is primarily attributable to decreased affiliate commissions partially offset by increased amortization expense of capitalized software development costs.

Cost of client services as a percentage of related revenues remained constant at 72% for the second quarter of 1997 and 1996.

Sales and marketing as a percentage of license fee revenues was 32% and 48% in the second quarters of 1997 and 1996, respectively. The decrease in the current quarter was due to increased productivity of the Company's direct sales organization and decreased marketing expenditures.

Management's Discussion and Analysis of Financial Condition and Results of Operations
           (continued)



Gross (total) research and development (R&D) expenditures in the second quarter of 1997 increased $1.8 million or 8% over the second quarter of 1996. The increase is due to the Company's continuing development of its distributed object computing technology and enhancements of its existing products.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $10.6 million of software development costs in the second quarter of 1997 as compared to $9.9 million in the second quarter of 1996. The capitalization ratio (capitalized software as a percentage of gross R&D) in the second quarters of 1997 and 1996 was 45% and 46%, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

------------------------------------------------------------------------------
                                     (in millions)               Percentage
                                 Quarter Ended April 30,           Change
------------------------------------------------------------------------------
                                                                  1997 vs.
                                 1997               1996           1996
------------------------------------------------------------------------------
Gross R&D expenditures          $23.4              $21.6             8%
Less amount capitalized         (10.6)              (9.9)            7%
------------------------------------------------------------------------------
Net R&D costs                   $12.8              $11.7             9%
------------------------------------------------------------------------------

General and administrative expenses of $19.6 million increased $2.3 million over the prior year to support the Company's growth and include increased costs for computer equipment.

Non-operating expense of $4.9 million in the current quarter increased $4.4 million over the prior year quarter due to higher borrowing levels under the Company's bank line of credit, interest on the Company's convertible subordinated promissory note issued in March, 1997 and reduced interest income related to lower cash balances.

Operating income in the current quarter of $3.9 million increased $13.5 million from the operating loss of ($9.6) million in the corresponding quarter of the previous year due to both increased revenue and reduced expenses.

The tax benefit rate of approximately 36% in the current quarter is relatively constant with the prior year quarter of 37%.

               Comparison of the Six Months Ended April 30, 1997
                     to the Six Months Ended April 30, 1996
                     --------------------------------------

The principal variations for the six months ended April 30, 1997, when supplemented with the following comments, are relatively consistent with the discussion of the second quarter results.

Total revenues increased 20% to $190.2 million for the first six months over total revenues of $159.1 million recorded during the first six months of 1996. The revenue increase was attributable to higher license fees which were up 30% when compared to the prior year, combined with a 2% increase in client services revenues.

Cost of license fees as a percentage of related revenues remained relatively constant at 25% and 26% for the first six months of 1997 and 1996, respectively.

Cost of client services as a percentage of related revenues was 79% for the first six months of 1997 compared to 70% during the corresponding prior year period. The higher costs in the current year period resulted from lower productivity related to newly hired technical professionals around the world, in particular those with open systems and object skills, and allocation of resources to perform warranty work.

The following table sets forth R&D expenditures and related capitalized amounts for the first six months of 1997 and 1996.

---------------------------------------------------------------------------
                                   (in millions)               Percentage
                              Six Months Ended April 30,         Change
---------------------------------------------------------------------------
                                                                 1997 vs.
                              1997               1996              1996
---------------------------------------------------------------------------
     Gross R&D expenditures    $48.8            $40.2              21%
     Less amount capitalized   (21.9)           (16.8)             30%
---------------------------------------------------------------------------
     Net R&D costs             $26.9            $23.4              15%
---------------------------------------------------------------------------

The operating loss in the first six months of the current year of ($0.8) million improved $9.3 million from the operating loss of ($10.1) million in the corresponding period of the previous year due to increased revenue and decreased expenses.

Liquidity and Capital Resources - Subsequent Events

Cash and equivalents of $20.4 million at April 30, 1997 decreased $17.7 million from October 31, 1996 and borrowings increased by $11.4 million on a net basis during the same period. Cash usage was primarily due to continued significant investment in product development, an operating loss for the first six months of 1997 and interest payments. At April 30, 1997, $46.0 million was outstanding under the Company's multi-bank line of credit and $25.8 million was outstanding on the Company's Senior Notes payable. On March 27, 1997, the Company issued a $12 million convertible subordinated three year promissory note to a strategic investor to meet anticipated cash requirements in the near term. At October 31, 1996, $46.4 million was outstanding under the Company's multi-bank line of credit and $26.0 million was outstanding on the Company's Senior Notes payable. Outstanding letters of credit issued against the bank line were $.7 million and $1.2 million at April 30, 1997 and October 31, 1996, respectively.

Management believes that, with an anticipated return to profitability within the current fiscal year, cash generated from operations combined with current working capital will provide sufficient liquidity to meet ordinary capital requirements through the end of the 1997 fiscal year. The Company's outstanding balance under its multi-bank line of credit and its Senior Notes of $71.8 million is due November 1, 1997. The Company is presently exploring the possibility of a public or private sale of additional debt or equity securities to refinance existing debt and provide needed working capital to fund an accelerated growth strategy for the Company's new version of its client/server software product. In connection with these possible offerings, the stockholders voted on May 28, 1997 to amend Article Fourth of the Company's Certificate of Incorporation to increase the Company's authorized shares of Common Stock to 250 million shares.

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

Item 2.  Changes in Securities

     (a) At their 1997 Annual Meeting, the Company's stockholders approved an amendment to the Company's Certificate of Incorporation which increased the Company's authorized number of shares of Common Stock to 250,000,000. See also Item 4, below.

     (b) Not Applicable

Item 3.  Defaults Upon Senior Securities                      None

Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The Company held its Annual Meeting of Stockholders on May 28, 1997.

     (b) At that meeting, Roger E. Covey, Andrew J. Filipowski, John W. Puth and William N. Weaver, Jr were elected as Directors.

     (c) Each candidate for the Board of Directors received the vote of at least 36,755,667 (or 86%) of the outstanding shares of Common Stock.

     At the meeting, the Company's stockholders also approved two other proposals. First, by a vote of 28,134,964 in favor to 9,829,610 against, with 79,431 shares abstaining, the stockholders approved the amendment of Article Fourth of the Company's Certificate of Incorporation to increase the Company's authorized shares of Common Stock to 250 million shares. Second, by a vote of 19,015,463 shares in favor to 13,135,784 shares against, with 160,259 shares abstaining and 5,732,499 non-votes, the stockholders approved an amendment to the Company's Long-Term Incentive Plan to increase the number of shares of Common Stock available for grants thereunder by 2,700,000.

     (d) Not Applicable.

Item 5.  Other Information                                    None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibit 3(a) to this report sets forth the Amendment to the Company's Certificate of Incorporation.

     (b) On April 30, 1997, the Company filed a Report on Form 8-K listing as an "Other Event" its announcement of a $12 million investment by a private investor in a convertible subordinated note of the Company. No financial statements were filed with the Report.

                                Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  June 13, 1997
      -------------

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