Form 10-Q
period 1997-07-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1997-09-15
CIK 808207

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _______________ to ______________.

                        Commission file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                            36-3144515
---------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation            (IRS Employer Identification Number)
              or organization)


         500 W. Madison, 32nd Floor
              Chicago, Illinois                                         60661
---------------------------------------------            ------------------------------------
  (Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)                (312) 258-6000
                                                         ------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       X         NO              .
   ---------------      -----------

     At September 5, 1997, there were 42,731,937 and zero shares outstanding of the Company's Common ($.0033 par value) and Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:   19
                  --

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                                     INDEX


                                                                                         Page
                                                                                          No.
Part I              Financial information

                    Consolidated Balance Sheets--                                        3-4
                       July 31, 1997 and October 31, 1996

                    Consolidated Statements of Operations--                               5
                       three and nine months ended July 31, 1997 and 1996

                    Consolidated Statements of Cash Flows--                               6
                       nine months ended July 31, 1997 and 1996

                    Notes to Consolidated Financial Statements                           7-11

                    Management's Discussion and Analysis of Financial Condition and     12-16
                       Results of Operations

Part II             Other information                                                   16-18

Signature Page                                                                            19

Part I - Financial Information
Item I - Financial Statements




                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                 (in millions)


                                                         July 31,    October 31,
                                                           1997         1996
                                                        -----------  ----------
                                                        (unaudited)
CURRENT ASSETS:
  Cash and equivalents                                    $ 32.1       $ 38.1
  Accounts receivable, less allowance for doubtful
    accounts of $16.5 and $16.5                            169.9        163.6
  Income taxes receivable                                    3.8          4.4
  Deferred income taxes                                     11.0         10.1
  Prepaid expenses and other current assets                 29.3         25.5
                                                          ------       ------
    Total current assets                                   246.1        241.7
                                                          ------       ------

PROPERTY and EQUIPMENT:
  Data processing equipment                                 39.7         37.3
  Furniture and office equipment                            17.0         18.7
  Leasehold improvements                                     9.8          9.0
  Transportation equipment                                   1.5          2.3
                                                          ------       ------
                                                            68.0         67.3
  Less - Accumulated depreciation and amortization          43.5         39.5
                                                          ------       ------
    Total property and equipment                            24.5         27.8
                                                          ------       ------

OTHER ASSETS:
  Software costs, less accumulated amortization
    of $81.6 and $61.1                                      95.9         82.8
  Cost in excess of net assets of acquired businesses,
    less accumulated amortization of $11.0 and $8.7         20.6         22.8
  Deferred income taxes                                      1.5          1.2
  Investments in associated companies                        1.5          2.2
  Miscellaneous                                              4.9          5.9
                                                          ------       ------
    Total other assets                                     124.4        114.9
                                                          ------       ------
TOTAL ASSETS                                              $395.0       $384.4
                                                          ======       ======

         See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                       (in millions, except share data)

                                                        July 31,    October 31,
                                                          1997         1996
                                                       -----------  -----------
                                                      (unaudited)
CURRENT LIABILITIES:
  Short-term borrowings and current maturities
    of senior notes payable                              $ 71.8      $   --
  Accrued commissions and royalties                        24.1         26.3
  Accounts payable and other accrued liabilities           63.0         62.5
  Accrued compensation and related benefits                20.6         23.8
  Deferred revenue                                         55.8         58.8
                                                         ------       ------
    Total current liabilities                             235.3        171.4
                                                         ------       ------
LONG-TERM OBLIGATIONS                                      13.5         75.1
                                                         ------       ------
DEFERRED REVENUE                                           30.4         27.7
                                                         ------       ------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 100,000 shares
    authorized, none issued or outstanding                  --           --
  Common stock, $.0033 par value, 250,000,000 and
    60,000,000 shares authorized, 42,652,000 and
    42,577,000 shares issued                                0.1          0.1
  Capital in excess of par value                           42.8         32.8
  Retained earnings                                        76.9         78.5
  Cumulative translation adjustment                        (4.0)        (1.2)
                                                         ------       ------
    Total stockholders' equity                            115.8        110.2
                                                         ------       ------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY               $395.0       $384.4
                                                         ======       ======




         See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)
                                  (unaudited)

                                                    Three Months Ended    Nine Months Ended
                                                         July 31,             July 31,
                                                    ------------------    -----------------
                                                      1997       1996      1997       1996
                                                    ------      ------    ------     ------
Revenues:
  License fees                                      $ 83.2      $ 45.2    $213.4     $145.2
  Client services and other                           31.5        27.1      91.6       86.2
                                                    ------      ------    ------     ------
    Total revenues                                   114.7        72.3     305.0      231.4
                                                    ------      ------    ------     ------
Costs and Expenses:
  Cost of license fees                                19.4        17.9      52.4       43.4
  Cost of client services and other                   24.7        23.4      71.8       64.9
  Sales and marketing                                 22.3        26.2      66.2       71.3
  Research and development                            12.1        14.9      39.0       38.3
  General and administrative                          24.7        24.0      64.8       57.6
  Special charge                                       1.7         --        1.7        --
                                                    ------      ------    ------     ------
    Total costs and expenses                         104.9       106.4     295.9      275.5
                                                    ------      ------    ------     ------
Operating income (loss)                                9.8       (34.1)      9.1      (44.1)
Gain on sale of available-for-sale securities          --          3.6       --         3.6
Non-operating income (expense), net                   (4.6)       (1.2)    (11.6)      (2.0)
                                                    ------      ------    ------     ------
Income (loss) before income taxes                      5.2       (31.7)     (2.5)     (42.5)
Provision (benefit) for income taxes                   1.9       (11.4)     (0.9)     (15.4)
                                                    ------      ------    ------     ------
Net income (loss)                                   $  3.3      $(20.3)   $ (1.6)    $(27.1)
                                                    ======      ======    ======     ======
Earnings (loss) per share                           $ 0.08      $(0.47)   $(0.04)    $(0.63)
                                                    ======      ======    ======     ======
Dividends per share                                 $  --       $  --     $   --     $ 0.10
                                                    ======      ======    ======     ======
Weighted average common and equivalent
  shares outstanding                                  43.6        43.0      43.7       43.1
                                                    ======      ======    ======     ======

         See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions, unaudited)

                                                                       Nine Months Ended
                                                                           July 31,
                                                                       -----------------
                                                                        1997      1996
                                                                       -------   -------
Cash Flows From Operating Activities:
  Net income (loss)                                                     $ (1.6)   $(27.1)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization of property and equipment                  6.8       6.5
  Amortization of other assets                                            26.0      16.8
  Provision for doubtful accounts                                          3.3       3.5
  Gain on sale of available-for-sale securities                            --       (3.6)
  Deferred income taxes                                                   (1.2)     (0.3)
  Deferred revenue                                                         2.5       3.0
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable                                                  (14.1)     (4.9)
    Prepaid expenses and other current assets                              2.7      (4.8)
    Miscellaneous assets                                                   1.0       1.5
    Accrued commissions and royalties                                     (1.7)     (7.0)
    Accounts payable and other accrued liabilities                         0.3      (0.9)
    Accrued compensation and related benefits                             (3.2)     (5.1)
    Income taxes                                                           0.6     (23.0)
                                                                        ------    ------
     Net cash provided by (used in) operating activities                  21.4     (45.4)
                                                                        ------    ------

Cash Flows From Investing Activities:
  Purchases of property and equipment                                     (2.9)     (8.5)
  Software costs                                                         (33.7)    (31.1)
  Investments and acquisitions, net of cash acquired                       --       (4.5)
  Proceeds from sale of available-for-sale securities                      --        9.0
                                                                        ------    ------
    Net cash used in investing activities                                (36.6)    (35.1)
                                                                        ------    ------

Cash Flows From Financing Activities:
  Amount borrowed (repaid) under bank line of credit, net                 (0.4)     46.4
  Principal payments under other financing obligations                    (1.8)     (1.5)
  Proceeds from exercise of stock options                                  0.2       2.0
  Net proceeds from convertible subordinated promissory note              12.0       --
  Dividends paid                                                           --       (4.2)
                                                                        ------    ------
    Net cash provided by financing activities                             10.0      42.7
                                                                        ------    ------
Effect of exchange rate changes on cash                                   (0.8)     (0.1)
                                                                        ------    ------
    Net decrease in cash and equivalents                                  (6.0)    (37.9)

Cash and equivalents:
    Beginning of year                                                     38.1      57.1
                                                                        ------    ------
    End of period                                                       $ 32.1    $ 19.2
                                                                        ======    ======


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

Note 2 -- Long-Term Obligations and Capital Issuances

Private Convertible Subordinated Note

On March 27, 1997, the Company issued a convertible subordinated promissory note (the "Private Convertible Subordinated Note") to a strategic investor in the amount of $12 million, bearing interest at the prime rate plus 1% and convertible into common stock of the Company at the lesser of $3.33 per share or 80% of the fair market value of the stock at the time of conversion. The loan is due in three years and is not convertible during the first year, except in the event of prepayment. The convertible subordinated promissory note has a beneficial conversion feature because the fair market value of the Company's stock was in excess of its per share conversion price at the issuance date. The value of the beneficial conversion feature of $8.9 million was reflected as an increase in additional paid in capital and other current assets is being amortized as interest expense over a one year period beginning the date of issuance.

Series A Preferred Stock and Private Warrants

On August 29, 1997, the Company agreed to issue 10,000 shares of Series A Preferred Stock and 600,000 common stock purchase warrants (the "Private Warrants") to a private investor ("Private Investor") in a private offering. The Series A Preferred Stock and Private Warrants will be issued to the Private Investor in exchange for a promissory note and warrants issued to the Private Investor for $10.0 million in cash on August 27, 1997.

The $10.0 million received on August 27, 1997 was used to pay down $1.9 million of the Company's Bank Line of Credit and $1.1 million of its Senior Notes, and paid fees to these lenders of $1.0 million. The remaining balance of $6.0 million is available for working capital requirements.

Series A Preferred Stock

The 10,000 shares of Series A Preferred Stock have an initial liquidation preference of $1,000 per share, increasing to $3,500 per share on or after the earliest of (i) August 22, 2003, (ii) a Change in Control and (iii) certain bankruptcy events (such event, a "Trigger Event") (such liquidation preference as from time to time in effect, the "Liquidation Price"). The Series A Preferred Stock accrue dividends, payable quarterly in arrears, at an annual rate of 12% of the Liquidation Price per share, which increases to 14% of the Liquidation Price per share upon a Trigger Event. The dividend rate will increase by 4% per annum upon the occurrence and during the continuance of any payment default or certain other material defaults under the Securities Purchase Agreement.

Each share of Series A Preferred Stock is convertible at the holder's option at any time into 80.4 shares of Common Stock (subject to proportional and broad-based weighted average anti-dilution).

The Series A Preferred Stock may be redeemed at the option of the holders thereof at any time (i) on or after August 31, 2003 or (ii) following the occurrence and continuance of a Redemption Event (as defined below) at a redemption price equal to the greater of $1,000 per share, plus accrued and unpaid dividends, or the amount that such holder would have received had such holder converted the Series A Preferred Stock into Common Stock immediately prior to the liquidation of the Company. The Series A Preferred Stock may be redeemed by the Company at any time after the occurrence of a Trigger Event at a redemption price equal to $3,500 per share, plus accrued and unpaid dividends.

Upon the occurrence of certain events, including, without limitation, payment defaults, covenant defaults in the Securities Purchase Agreement, cross defaults to acceleration of other material indebtedness, bankruptcy and a Change in Control (each, a "Redemption Event"), the holders of the Series A Preferred Stock may require the Company to redeem their shares of Series A Preferred Stock at a redemption price equal to the greater of $1,000 per share, plus accrued and unpaid dividends or the amount that such holder would have received had such holder converted the Series A Preferred Stock into Common Stock immediately prior to the liquidation of the Company.

For so long as at least 2,500 shares of Series A Preferred Stock are outstanding, the Company must comply with various covenants, including, without limitation, maintenance of fixed charge coverage ratios on a rolling four-quarter basis and total debt to capital, and restrictions on mergers, consolidations, sales of assets, liens, payment of dividends and other distributions to, and redemptions of, other classes of equity and limitations on the issuance of additional debt (other than the Public Convertible Subordinated Notes, up to $40.0 million in additional senior indebtedness and certain other exceptions). The Series A Preferred Stock cannot be transferred by the private investor until September 1, 1998.

Private Warrants

Pursuant to a Securities Purchase Agreement, the Company will issue to the private investor the Private Warrants to purchase 600,000 shares of Common Stock. Each holder of a Private Warrant is entitled to purchase shares of Common Stock at an exercise price equal to $15.125 per share, the fair market value at the date of issuance of the initial promissory note and warrants. The Private Warrants are exercisable at any time until August 22, 2007, but the Private Warrants and the Common Stock issuable upon the exercise thereof cannot be transferred by the private investor until September 1, 1998. Following such anniversary, the Private Warrants and underlying Common Stock are immediately transferable separately from the Series A Preferred Stock.

Public Convertible Subordinated Notes

On September 12, 1997, the Company issued $138.0 million of convertible subordinated notes due September 15, 2002 bearing interest at 7% (the "Public Notes"). Interest will be paid March 15 and September 15 of each year beginning March 15, 1998.

The Public Notes are convertible at the holders's option at any time into shares of common stock of the Company at $18.06 per share, subject to adjustments in certain events which are defined in the offering document. The Public Notes are redeemable at the option of the Company after September 20, 2000 in whole or in part at any time (103.5% beginning September 20, 2000 and 101.75% from September 20, 2001 and thereafter) plus accrued and unpaid interest. In the event that a change in control occurs, each holder of a Public Note may require the Company to repurchase all or a portion of such holder's Public Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the purchase date.

The Public Notes are subordinated to all existing and future indebtedness of the Company.

The $138.0 million received on September 12, 1997 was used to pay $4.1 million of underwriting fees for the Public Notes, repay $44.1 million outstanding under the Company's Bank Line of Credit, repay $24.7 million outstanding on its Senior Notes, and fees to the Company's Bank Line of Credit and Note Holders for prepayment of balances due on November 1, 1997. The Company expects to use the remaining net proceeds, which is approximately $60.0 million, together with existing resources, to fund an accelerated growth strategy for the Company's new version of its client/server software product and other general corporate purposes.

Issuance of Financial Advisor Warrants

In consideration of certain financial advisory services, the Company has agreed to sell to a financial advisor for a nominal amount, warrants to purchase from the Company up to 664,452 shares of Common Stock (the "Financial Advisor Warrants"). The Financial Advisor Warrants are initially exercisable at $18.06 per share and may be exercised for a period of five years commencing on the first anniversary of the issuance of such Warrants.

Note 3 -- Legal Proceedings

On August 20, 1997, the Company terminated its engagement of the underwriter of the Company's initial proposed offering of $90.0 million of convertible subordinate notes and concurrently elected not to proceed with its private offering of securities to a group of private investors led by Bain Capital, Inc. ("Bain"). On August 27, 1997, Bain filed a complaint in the Superior Court of Massachusetts against SSA, Roger E. Covey and Hambrecht & Quist, LLC, one of the Representatives of the Underwriters in the Company's current offering of $138.0 million of convertible subordinated notes. The complaint seeks damages from SSA in excess of $117.5 million for alleged breach of contract, breach of implied covenant of good faith and fair dealing, misrepresentation and unfair and deceptive business acts and practices.

The Company believes, based upon the advice of counsel, that pursuant to its terms letter with Bain, the Company should have no liability to Bain beyond reimbursement of Bain's expenses, limited to $250,000, and payment of a "break-up" fee in the amount of $3.0 million. Any charge related to such "break-up" fee and reimbursement of expenses would likely be recorded in the Company's fourth fiscal quarter. Although the Company denies Bain's allegations and intends to vigorously defend itself against Bain's lawsuit, there can be no assurance that this action will not have a material adverse impact on the Company.

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

The Company has executed a settlement agreement with the class plaintiffs in the Illinois state court action titled Steinberg v. SSA, 97 CH 287 (the "Settlement"). The Company has agreed to pay $1.7 million in cash and the director and officer defendants collectively have agreed to contribute 100,000 shares of Common Stock. In the quarter ended July 31, 1997, the Company recorded a $1.7 million charge related to the Settlement. The presiding judge in the Illinois case granted preliminary approval to the Settlement on June 27, 1997. A final hearing on the Settlement is scheduled for September 30, 1997. There can be no assurance that the Settlement will be approved, nor can there be any assurance that the Settlement, if approved, will legally bar the federal claims described above. In addition, even if the Settlement bars the federal claims described above, because the class period of the federal claim is slightly larger than the class period of the state claim, the Settlement may not result in the dismissal of the federal action. The failure to achieve a dismissal of any of these actions or the failure to settle them on sufficiently advantageous terms could have a material adverse effect on the business, operating results and financial condition of the Company.

The Company is also subject to other legal proceedings and claims which arise in the normal course of business. Although the outcome of these proceedings cannot be determined with certainty, management believes that the final outcomes of these proceedings should not have a material adverse effect on the Company's operations or financial position.

Note 4 -- Common Stock

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

Results of Operations

               Comparison of the Three Months Ended July 31, 1997
                    to the Three Months Ended July 31, 1996
                    ---------------------------------------

Total revenues increased 59% to $114.7 million during the third quarter of 1997 over total revenues of $72.3 million during the third quarter of 1996. All regions of the world recorded higher revenues: the Americas, Europe/Middle East/Africa and Asia/Pacific. License fees of $83.2 million grew 84% over the same prior year quarter which reflected increasing market acceptance of Version 6.0, which was released for general availability in the fourth quarter of 1996. Client services revenues for the quarter of $31.5 million increased 16% compared to the prior year period. The increase in services revenues is attributable to an increase in the number of billable services personnel following significant investments in training in open systems and object skills accompanying the development and release of Version 6.0.

Cost of license fees as a percentage of related revenues was 23% for the third quarter of 1997, down from 40% for the corresponding prior year period. Substantially all costs in this area decreased as a percentage of related revenues due to the significant increase in revenues. In addition, increased productivity of the direct sales organization combined with a higher mix of revenue from this channel produced higher margins.

Client services as a percentage of related revenues was 78% and 86% for the third quarter of 1997 and 1996, respectively. The decrease is primarily attributable to increased utilization of client services personnel.

Sales and marketing as a percentage of license fee revenues was 27% and 58% in the third quarters of 1997 and 1996, respectively. The decrease in the current quarter was primarily due to increased productivity of the Company's direct sales organization and decreased marketing expenditures.

Gross (total) research and development (R&D) expenditures in the third quarter of 1997 decreased $4.9 million or 18% when compared to the third quarter of 1996. R & D spending related to the Company's development of its new product line based upon distributed object computing technology peaked during the last half of 1996 and has been declining since, as was reflected in Q3 1997, as various projects related to such development wind down.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $9.9 million of software development costs in the third quarter of 1997 as compared to $12.0 million in the third quarter of 1996. The capitalization ratio (capitalized software as a percentage of gross R&D) in the third quarters of 1997 and 1996 was 45%.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.


-------------------------------------------------------------------------
                                  (in millions)                Percentage
                              Quarter Ended July 31,             Change
-------------------------------------------------------------------------
                                                                1997 vs.
                              1997             1996               1996
-------------------------------------------------------------------------

    Gross R&D                 $22.0           $ 26.9              (18%)
    expenditures
    Less amount                (9.9)           (12.0)             (18%)
    capitalized
-------------------------------------------------------------------------
    Net R&D costs             $12.1           $ 14.9              (19%)
-------------------------------------------------------------------------

General and administrative expenses of $24.7 million increased $0.7 million over the prior year to support the Company's growth and includes increased costs for computer equipment.

The special charge of $1.7 million in the current quarter relates to the proposed settlement of the Company's class action lawsuits. See Note 3 in Notes To Consolidated Financial Statements.

Operating income in the current quarter of $9.8 million increased $43.9 million from the operating loss of ($34.1) million in the corresponding quarter of the previous year due to both increased revenues and reduced expenses.

Non-operating expense of $4.6 million in the current quarter increased $3.4 million over the prior year quarter due to higher borrowing levels under the Company's multi-bank line of credit, higher interest rates applicable to the multi-bank line of credit and the Senior Notes, interest and amortization of the beneficial conversion feature related to the Company's Private Convertible Subordinated Note issued in March 1997 and reduced interest income related to lower cash balances.

               Comparison of the Nine Months Ended July 31, 1997
                     to the Nine Months Ended July 31, 1996
                     --------------------------------------

The principal variations for the nine months ended July 30, 1997, when supplemented with the following comments, are relatively consistent with the discussion of the third quarter results.

Total revenues increased 32% to $305.0 million for the first nine months over total revenues of $231.4 million recorded during the first nine months of 1996. The revenue increase was attributable to higher license fees which were up 47% when compared to the prior year, combined with a 6% increase in client services revenues.

Cost of license fees as a percentage of related revenues decreased to 25% from 30% for the first nine months of 1997 and 1996, respectively. The decrease was primarily attributable to decreased affiliate commissions because of a higher mix of direct channel sales.

Cost of client services as a percentage of related revenues was 78% for the first nine months of 1997 compared to 75% during the corresponding prior year period. The moderately higher costs in the current year period resulted from the allocation of technical personnel to perform warranty work and from an increase in the number of newly hired technical professionals around the world, in particular those with open systems and object skills.

Gross (total) research and development (R&D) expenditures in the first nine months of 1997 increased $3.7 million, or 6% to $70.8 million from $67.1 million in the corresponding prior period. The increase was due to the Company's continuing development of its distributed object computing technology and enhancements of its existing product line.

The following table sets forth R&D expenditures and related capitalized amounts for the first nine months of 1997 and 1996.


------------------------------------------------------------------------
                                  (in millions)               Percentage
                              Nine Months Ended July 31,        Change
------------------------------------------------------------------------

                                                               1997 vs.
                              1997             1996              1996
------------------------------------------------------------------------
    Gross R&D                $ 70.8           $ 67.1               6%
    expenditures
    Less amount               (31.8)           (28.8)             10%
    capitalized
------------------------------------------------------------------------
    Net R&D costs            $ 39.0           $ 38.3               2%
------------------------------------------------------------------------

The operating income in the first nine months of the current year of $9.1 million improved $53.2 million from the operating loss of ($44.1) million in the corresponding period of the previous year due to increased revenue and decreased expenses.

Non-operating expense of $11.6 million in the first nine months of 1997 increased $9.6 million from $2.0 million due to higher borrowing levels under the Company's existing multi-bank line of credit, higher interest rates applicable to the multi-bank line of credit and senior notes, interest and amortization of the beneficial conversion feature on the Company's convertible subordinated promissory note issued in March 1997 and reduced interest income related to lower cash balances.

Liquidity and Capital Resources - Subsequent Events

Cash and equivalents of $32.1 million at July 31, 1997 decreased $6 million from October 31,1996 and borrowings increased by $11.4 million on a net basis during the same period. Cash usage was primarily due to continued investment in product development, an operating loss during the first three months of 1997 and interest payments. At July 31, 1997, $46.0 million was outstanding under the Company's multi-bank line of credit and $25.8 million was outstanding on the Company's Senior Notes payable. On March 27, 1997, the Company issued a $12.0 million convertible subordinated three year promissory note to a strategic investor to meet anticipated cash requirements. At October 31, 1996, $46.4 million was outstanding under the Company's multi-bank line of credit and $26.0 was outstanding on the Company's Senior Notes payable. Outstanding letters of credit issued against the bank line were $.6 million and $1.2 million at July 31, 1997 and October 31, 1996, respectively.

On August 27, 1997, the Company issued $10.0 million of subordinated notes and warrants to a private investor, for which the Company agreed to exchange for 10,000 shares of Series A Preferred Stock and 600,000 Private Warrants. With the proceeds of $10.0 million, the Company paid down $1.9 million of the Company's Bank Line of Credit and $1.1 million of its Senior Notes and paid fees to these lenders of $1.0 million. The remaining balance of $6.0 million is available for working capital requirements.

On September 12, 1997, the Company issued $138.0 million of convertible subordinated notes due September 15, 2002 bearing interest at 7% (the "Public Notes"). The $138.0 million received on September 12, 1997 was used to pay $4.1 million of underwriting fees for the Public Offering, repay $44.1 million outstanding under the Company's Bank Line of Credit, repay $24.7 million outstanding on its Senior Notes, and fees to the Company's Bank Line of Credit and Note Holders for prepayment of balances due on November 1, 1997. The Company expects to use the remaining net proceeds, which is approximately $60.0 million, together with existing resources to fund an accelerated growth strategy for the Company's new version of its client/server software product and other general corporate purposes.

Management believes that based upon its anticipated operating results, cash generated from operations, combined with current working capital and the proceeds from the Company's $138.0 million offering of Public Notes, will provide sufficient liquidity to meet the Company's capital requirements for the foreseeable future.

Part II - Other Information

Item 1.  Legal Proceedings

On August 20, 1997, the Company terminated its engagement of the underwriter of the Company's initial proposed offering of $90.0 million of convertible subordinate notes and concurrently elected not to proceed with its private offering of securities to a group of private investors led by Bain Capital, Inc. ("Bain"). On August 27, 1997, Bain filed a complaint in the Superior Court of Massachusetts against SSA, Roger E. Covey and Hambrecht & Quist, LLC, the Representative of the Underwriters in the Company's current offering of $138.0 million of convertible subordinated notes. The complaint seeks damages from SSA in excess of $117.5 million for alleged breach of contract, breach of implied covenant of good faith and fair dealing, misrepresentation and unfair and deceptive business acts and practices.

The Company believes, based upon the advice of counsel, that pursuant to its terms letter with Bain, the Company should have no liability to Bain beyond reimbursement of Bain's expenses, limited to $250,000, and payment of a "break-up" fee in the amount of $3.0 million. Any charge related to such "break-up" fee and reimbursement of expenses would likely be recorded in the Company's fourth fiscal quarter. Although the Company denies Bain's allegations and intends to vigorously defend itself against Bain's lawsuit, there can be no assurance that this action will not have a material adverse impact on the Company.

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

The Company has executed a settlement agreement with the class plaintiffs in the Illinois state court action titled Steinberg v. SSA, 97 CH 287 (the "Settlement"). The Company has agreed to pay $1.7 million in cash and the director and officer defendants collectively have agreed to contribute 100,000 shares of Common Stock. In the quarter ended July 31, 1997, the Company recorded a $1.7 million charge related to the Settlement. The presiding judge in the Illinois case granted preliminary approval to the Settlement on June 27, 1997. A final hearing on the Settlement is scheduled for September 30, 1997. There can be no assurance that the Settlement will be approved, nor can there be any assurance that the Settlement, if approved, will legally bar the federal claims described above. In addition, even if the Settlement bars the federal claims described above, because the class period of the federal claim is slightly larger than the class period of the state claim, the Settlement may not result in the dismissal of the federal action. The failure to achieve a dismissal of any of these actions or the failure to settle them on sufficiently advantageous terms could have a material adverse effect on the business, operating results and financial condition of the Company.

The Company is also subject to other legal proceedings and claims which arise in the normal course of business. Although the outcome of these proceedings cannot be determined with certainty, management believes that the final outcomes of these proceedings should not have a material adverse effect on the Company's operations or financial position.

Item 6. Exhibits and Reports on Form 8-K

        (a)  None


Item 2.    Changes in Securities                                   None
Item 3.    Defaults Upon Senior Securities                         None
Item 4.    Submission of Matters to a Vote of Security Holders     None
Item 5.    Other Information                                       None
Item 6.    Exhibits and Reports on Form 8K

        (a)  None

        (b) On July 14, 1997, the Company filed a Report on Form 8-K listing as an "Other Event" the commencement of a $90 million registered underwritten offering of subordinated convertible notes due 2002 and the purchase of approximately $47 million in junior subordinated notes and stock purchase warrants of the Company by a group of private investors. No financial reports were filed with this Report.

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date  September 15, 1997
      ------------------

                                       System Software Associates, Inc.

                                        /s/ Roger E. Covey
                                        ---------------------------------
                                        Roger E. Covey
                                        Chairman and
                                        Chief Executive Officer


                                        /s/ Joseph J. Skadra
                                        ---------------------------------
                                        Joseph J. Skadra
                                        Chief Financial Officer