Form 10-K405
SYSTEM SOFTWARE ASSOCIATES INC
filed 1998-01-29
CIK 808207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(MARK ONE)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the fiscal year ended October 31, 1997
                                      OR
   [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
            For the transition period from            to

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

                  7% Convertible Subordinated Notes due 2002

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on January 22, 1998, was $286,429,516.

  At January 22, 1998, 46,586,848 shares of the registrant's Common Stock were outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE

  The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held in March 1998, expected to be filed with the Commission not later than February 17, 1998, is incorporated by reference into Part III of this Form 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

THE COMPANY

  System Software Associates, Inc. (the "Company" or "SSA") is a leading provider of cost-effective business enterprise information systems to the industrial sector worldwide. The Company's BPCS (Business Planning and Control System) Client/Server product line provides business process re-engineering and integration of an enterprise's operations, including multi-mode manufacturing processes, supply chain management and global financial solutions. The BPCS Client/Server product line delivers scalability, interoperability and reconfigurability in a comprehensive product suite to meet changing market demands. The distributed object computing architecture ("DOCA") of BPCS Client/Server provides the benefits of next generation technology in conformity with industry standards. The Company markets, sells and services its products to large and intermediate-sized industrial sector firms primarily through its own world-wide sales organization and to a much lesser extent, through a network of over 100 independent software companies (the "Affiliates"). The Company has strategic relationships with major computer hardware manufacturers, such as IBM, Hewlett Packard and Digital Equipment; advanced planning system software companies, such as i2; and major systems integrators, such as CAP Gemini and the Big Six consulting firms.

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

  These challenges require more streamlined organizations, more efficient business processes and more effective integration of the entire extended enterprise, from vendors through the supply chain to distribution channels to customers and often to a firm's customers' customers. Through a process known as Business Process Reengineering (BPR), many organizations have begun to restructure or reengineer their critical business processes and to adopt their organizational structures to accommodate and exploit rapid changes in the business environment.

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

  The emergence of client/server and network-centric computing environments, together with the growing demand for enterprise systems to address changing business requirements, have created a demand for a new generation of industrial enterprise systems that are based on object orientation, open systems and client/server platforms which can be implemented rapidly, are flexible and provide a wide array of applications in order to accommodate changing needs and technologies and are scaleable to support an organization's growth. These characteristics ensure that the systems not only support current business processes but also support continual BPR to accommodate future changes.

SSA SOLUTION

  SSA provides business enterprise information systems that deliver agile, scaleable, interoperable and reconfigurable business solutions.

  SSA's BPCS Client/Server software consists of over 60 integrated products designed for manufacturing, supply chain management and financial applications, as well as electronic commerce and application development tools. The Company's products are designed to provide sufficient breadth of features and application flexibility to appeal to a wide variety of users, operate in a variety of business environments, and to offer a consistent WindowsTM look and feel with respect to data entry, information retrieval and general operation, thereby improving ease of use and shortening training time. BPCS Client/Server's object architecture, use of semantic messaging gateway technology and support for the JAVA programming language permits operation in Internet/Intranet environments, facilitating electronic commerce and information exchange beyond the enterprise. It also ensures high interoperability with other industry standard applications.

PRODUCTS

  BPCS Client/Server consists of over 60 integrated, century dated products designed for manufacturing, supply chain management and financial applications, as well as electronic commerce and application development tools. BPCS Client/Server operates across a broad array of platforms, including Hewlett-Packard HP 9000, IBM AS/400, IBM RISC System/6000 and DEC Alpha servers. The Company's Unix version of BPCS Client/Server software operates on both Informix and Oracle databases. The entire BPCS Client/Server product line is available in English, and all, or a significant portion of the line is available in 19 other languages including Chinese (simplified and traditional), Dutch, French, German, Italian, Japanese, Korean, Portuguese, Swedish and Spanish. BPCS Client/Server has been designed to meet localized regulatory policies and statutory requirements of many countries.

  In 1995, the Company commenced a major redesign of its software architecture and tool set. These efforts resulted in the initial release of BPCS Client/Server Version 6.0 in April 1996, and the general release of Version
6.0 in September 1996. The Company believes its most recent release of Version
6.0 offers significantly improved functionality, performance and scalability and that the flexibility of its distributed, object-oriented architecture represents a significant advantage when compared to other enterprise applications.

  BPCS Client/Server exists as a set of objects, business rules and data models in an open repository. BPCS Client/Server is then generated from this repository to any specific execution environment. As a result of this repository-based generation, SSA and its clients can take advantage of advances in technology without the need to reengineer BPCS Client/Server. SSA's DOCA architecture ensures high interoperability with other industry standard applications. As a result, the Company believes that BPCS Client/Server can be quickly and easily reconfigured. The BPCS Client/Server user interface is fully compliant with Microsoft WindowsTM. BPCS Client/Server uses the full range of client/server modes (topologies), with the allocation of database, function, and presentation among clients and servers optimized according to the specific requirements of each application.

  The benefits of BPCS Client/Server Version 6.0 include:

  . configurable and reconfigurable supply chain management functions, enabling firms to easily adapt their enterprise system to changing business practices;

  . configurable and reconfigurable enterprise-wide financial functions, offering similar adaptability as to financial applications;

  . substantially enhanced functionality, including many industry-specific features to support multi-mode manufacturing; and

  . enhanced electronic commerce capabilities to enable buyers and seller to interact electronically.

  The new technology in Version 6.0 includes: semantic messaging used throughout; full use of the SSA self-defining repository; full use of native database and operating system functions on each supported platform; full use of Microsoft WindowsTM desktop standards and capabilities throughout; drag and drop functionality; and the ability to include other object types, such as multimedia, in the user interface. The end-user functionality of version 6.0 is identical on all SSA supported platforms and databases.

  In addition to BPCS Client/Server, the Company also offers an interoperable, object-oriented application development tool set which enables the development of high transaction volume, enterprise-wide object oriented client/server applications.

PRODUCT DEVELOPMENT

  To maintain and enhance the breadth and functionality of its software. SSA devotes significant resources to research and development. The Company expended nearly $100.0 million on research and development activities in fiscal 1996 and over $90.0 million in fiscal 1997. The foregoing amounts include software development costs which were capitalized in accordance with Statement of Financial Accounting Standards No. 86.

  The Company employs professionals with development skills in the Unix environment and, in connection with the Company's focus on object-oriented applications and the development and maintenance of its Version 6.0 product, the Company employs professionals skilled in the field of object-oriented development. To enhance its capabilities in application development tool production, the Company acquired Softwright Systems Limited in 1995. The Company is also devoting a portion of its research and development effort to adapt its technology to the Microsoft WindowsTM NT environment.

CLIENTS

  BPCS has been installed by over 8,500 clients in more than 25,000 sites in over 90 countries worldwide, the substantial majority of which comprise the Company's installed base of AS/400 customers. The target marketplace for BPCS is large and medium-sized firms in such diverse industries as pharmaceuticals, chemicals, fabrication and assembly, automotive, electronics, consumer products, forest products and food and beverage. The Company's clients include leading firms in those industries.

SALES AND MARKETING

  The Company has a balanced global sales strategy to market and sell its product line and support its clients. Historically, the Company's revenue is almost equally divided among North America, Europe and the rest of the world. The Company supports its clients primarily through a worldwide network of branch offices. The Company markets, sells and services its products through a distribution network consisting of its own sales and services organization and a network of over 100 Affiliates and major systems integrators. The Company has over 50 offices worldwide, with nearly 140 BPCS Client/Server support centers in over 90 countries.

  The Company's BASIS implementation methodology helps to ensure consistent, successful and rapid implementation of the Company's software. BASIS, which is built upon SSA's experience with over 8,500 clients implementing worldwide, provides tools and techniques to address project organization, project process, project direction and project planning and control.

  The Company believes that as a consequence of its global support network and proven implementation capabilities, SSA is well qualified among business enterprise software vendors to manage simultaneous multiple country, multiple site implementations. By offering these capabilities, SSA partners with its clients for global information systems.

LICENSING

  In almost all cases, software sales are made pursuant to the Company's Software License Agreement (the "SLA") which is entered into by the client and SSA. The gross amount of the software license fee is remitted to the Company and, if applicable, the Company then pays commission to the Affiliate. In certain small countries outside of the United States, the SLA is entered into by the client, the Company and the Affiliate. SSA enters into individual, negotiated contracts with its Major Account clients. The SLA typically provides for either a single license fee to use the product in perpetuity on a single computer or licensing the products on the basis of the number of users. License fees for BPCS Client/Server products typically range from $1,500 to $150,000 per product.

  The Company also charges annual ongoing support fees to clients who desire product updates and upgrades and "HelpLine" product support through telephonic and other electronic means. Ongoing support is typically provided to clients under annual or multi-year maintenance agreements. Occasionally, Affiliates handle the installation of such product updates and upgrades and receive their standard commissions on ongoing support fees received from their clients. An Affiliate may also perform services and provide hardware to its clients for which the Affiliate bills directly.

COMPETITION

  The ERP application software market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's BPCS Client/Server product line is targeted at both the market for open systems, client/server ERP software solutions and the IBM AS/400 ERP market. The Company's current and prospective competitors offer a variety of products and solutions to address these markets. The Company's primary competition comes from a large number of independent software vendors and other sources including (i) companies offering products that run on UNIX-based systems in a client/server environment such as Oracle Corporation, Baan Company N.V. and SAP AG, and (ii) companies offering products that run on AS/400 and other mid-range computers, including J.D. Edwards. The Company also faces competition from a variety of other vendors of ERP software, including QAD Inc. In addition, the Company faces indirect competition from suppliers of custom-developed business application software that have focused mainly on proprietary mainframe and minicomputer based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces indirect competition from proprietary systems developed by the internal MIS departments of large organizations. Competition in SSA's industry is primarily based on sales ability, quality of the products, breadth of product line and quality of support. To date, there has been no significant price competition in this market, but price competition could become a factor in the future.

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

STAFF

  As of January 1, 1998, SSA employed approximately 2,400 people. The Company's success is highly dependent on its ability to attract and retain qualified staff members. Competition for staff is intense in the software industry. None of the Company's staff members is subject to collective bargaining agreements, and SSA believes that its relations with its staff are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

  ROGER E. COVEY, age 43, founded the Company and served as President and Chairman of the Board of the Company from its inception in October 1981 until August 1991, at which time he was elected as Vice-Chairman of the Board. He was a student from August 1991 until he rejoined the Company in August 1994 as Vice President--Research & Development and was appointed Chairman of the Board and Chief Executive Officer on November 1, 1994. Mr. Covey holds a BS degree from the University of Illinois, an MBA from the University of Chicago, and an MA in Chinese Art History from the University of Chicago.

  WILLIAM M. STUEK, age 55, was appointed President and Chief Operating Officer on January 5, 1998. Prior to joining the Company, he served in a variety of sales, marketing and operational management positions with IBM Corporation. While at IBM, Mr. Stuek served as General Manager of North American Operations in 1996 and 1997 and prior to that was General Manager of North American Sales, General Manager of Product Sales for Europe, Middle East and Africa, and General Manager of Software. Mr. Stuek holds a BS degree from Colgate University.

  RIZ SHAKIR, age 42, joined the Company as Area Vice President--Architecture in June 1994, and currently serves as Executive Vice President--Research & Development. Prior to joining the Company, he was CEO of ASIC, a company specializing in building custom enterprise software solutions based on Object and Distributed Computing technologies. Mr. Shakir holds a BSc degree from Imperial College of Science and Technology in London.

  JOSEPH J. SKADRA, age 56, was appointed Vice President and Chief Financial Officer on August 24, 1994. He was employed by Figgie International, Inc. from 1970 to 1994, where he held various operating and financial positions at the Vice President level. His last position at Figgie International was Senior Vice President, Finance and Controller. Mr. Skadra holds a BSBA degree from Case Western Reserve University.

ITEM 2. PROPERTIES

  The Company's principal administrative, marketing and technical facilities are located in Chicago, Illinois and consist of approximately 141,000 square feet of occupied or committed space, with the option to expand to approximately 167,000 square feet, subject to a lease terminating in August 2008. The Company also leases office space for its regional headquarters and branch offices (see Note 12 of Notes to Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

  On August 20, 1997, the Company terminated its engagement of the managing underwriter of its then-pending public offering of convertible notes and concurrently elected not to proceed with its private offering of securities to a group of private investors led by Bain Capital, Inc. (the "Bain Investors"). On August 27, 1997 in the Superior Court of Massachusetts, certain of the Bain Investors filed a complaint against the Company, Roger E. Covey, the Company's Chief Executive Officer, and Hambrecht & Quist LLC, one of the successor representatives of the underwriters in the public offering. In January 1998, the Company settled the Bain Investors' lawsuit. Pursuant to the settlement, the Company paid the Bain Investors approximately $3.65 million and issued to certain of the Bain Investors warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock, which warrants are exerciseable at $9.6875 per share, the fair market value as of the date of settlement.

  In January 1997, class action lawsuits against the Company and certain of its officers were filed in state court in Illinois and in the federal court in Chicago, Illinois. The state court action alleges damages to persons who purchased the Company's Common Stock during the period from November 21, 1994 through January 7,

1997 arising from alleged violations of the Illinois securities laws and associated statutory and common law. The federal actions allege damages to persons who purchased the Company's Common Stock during the period from August 22, 1994 through January 7, 1997 arising from alleged violations of the federal securities laws and associated common laws. The lawsuits name the Company and several of its officers and directors as defendants, and allege violations of securities laws, fraud and negligence, stemming from circumstances which resulted in the restatement of the Company's financial statements for 1994 and 1995. The complaints do not specify the amounts of damages sought. The Company has executed a settlement agreement with the class plaintiffs in the Illinois state court action titled Steinberg v. SSA, 97 CH 287 (the "Settlement"). The presiding judge in the Illinois case approved the Settlement on September 30, 1997. Pursuant to the settlement, the Company paid $1.7 million in cash and a director and officer defendant contributed 100,000 shares of Common Stock. Certain individual objectors to the Settlement filed a Notice of Appeal on October 17, 1997. There can be no assurance that the Settlement will not be overturned or that it will legally bar the federal claims described above. In addition, even if the Settlement bars the federal claims as described above, because the class period of the federal claims is slightly larger than the class period of the state claim and one defendant was named in the federal action that was not a defendant in the State action, the Settlement may not result in the dismissal of the entire federal action. The failure to achieve a dismissal of either of these actions or the failure to settle them on sufficiently advantageous terms could have a material adverse effect on the business, operating results and financial condition of the Company, although counsel to the Company has given an opinion to the Company that such adverse effects are highly unlikely.

  Since October 1995, the Company has been the subject of a private investigation by the Securities and Exchange Commission. The Company believes that the inquiry relates to its revenue recognition policies. The investigation is ongoing and the Company presently has no basis for determining when it is likely to conclude. In January 1997, the Company restated its fiscal 1994 financial statements to reverse $10.0 million in revenues from a software contract originally recognized in the third quarter of fiscal 1994. In addition, the Company restated its fiscal 1995 financial statements to reverse $15.0 million in revenues from two related Latin American reseller agreements originally recognized in the third and fourth quarters of fiscal 1995, and $5.0 million in revenues originally recognized in the third quarter of fiscal 1995 from the last two installments of a four-installment contract. Commencing with the fourth quarter of 1996, the Company adopted a more conservative method of accounting for reseller agreements under which revenue will not be recorded under such contracts until software is sold to the end user. The adoption of this new method of accounting resulted in the reversal of approximately $33.8 million in revenues recognized in the first three quarters of fiscal 1996. The Company is unable to predict at this time the scope or consequences to the Company of the Commission's investigation, or whether the actions taken by the Company that are described above address the issues being investigated by the Commission. There can be no assurance that such investigation would not have a material adverse effect on the business, financial condition or results of operations of the Company.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

PRICE RANGE OF COMMON STOCK AND PUBLIC CONVERTIBLE SUBORDINATED NOTES

  The Company's common stock is traded on the Nasdaq National Market under the symbol SSAX. The following table shows each quarter's high and low closing prices as reported by Nasdaq.

 FISCAL 1997        HIGH         LOW          FISCAL 1996          HIGH         LOW
 -----------        ----         ---          -----------          ----         ---
First Quarter      $14.06       $10.00       First Quarter        $27.67       $18.63
Second Quarter      10.88         4.13       Second Quarter        25.63        20.50
Third Quarter        9.56         5.63       Third Quarter         24.13        11.63
Fourth Quarter      16.38         8.06       Fourth Quarter        13.38         8.69

  At January 22, 1998 there were approximately 445 holders of record.

  The Company's Public Convertible Subordinated Notes are traded on the Nasdaq SmallCap Market under the symbol "SSAXG". The notes' high and low closing prices during the fourth quarter of 1997 were $114.50 and $95.00, respectively.

ITEM 6. SELECTED FINANCIAL DATA

                                              (IN MILLIONS, EXCEPT PER SHARE
                                                          DATA)
                                            ------------------------------------
                                             1997    1996    1995   1994   1993
YEAR ENDED OCTOBER 31,                      ------  ------  ------ ------ ------
Total revenues............................  $430.5  $340.8  $374.1 $324.3 $263.4
Net income (loss).........................     1.0   (32.8)   26.6   10.0   23.4
Net income (loss) available for common
 stockholders.............................    (1.4)  (32.8)   26.6   10.0   23.4
Earnings (loss) per share of common stock.   (0.03)  (0.76)   0.63   0.25   0.57
Dividends declared per common share.......     --     0.10    0.08   0.08   0.08
                                             1997    1996    1995   1994   1993
AT OCTOBER 31,                              ------  ------  ------ ------ ------
Total assets..............................  $475.4  $384.4  $393.2 $333.1 $280.4
Long-term obligations and Redeemable
 Series A Preferred Stock.................   160.0    75.1    33.9   32.7   34.0

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  The following table presents, for the periods indicated, certain information from the consolidated statements of operations as a percentage of total revenues and the percentage change of such items as compared to the prior year.

                                  PERCENTAGE OF
                                 TOTAL REVENUES             PERCENTAGE
                                   YEAR ENDED           INCREASE (DECREASE)
                                   OCTOBER 31,           OVER PRIOR PERIOD
                                ---------------------   -----------------------
                                                          1997         1996
                                                         VERSUS       VERSUS
                                1997    1996    1995      1996         1995
                                -----   -----   -----   ---------    ----------
   Revenues:
     License fees.............   70.4%   66.5%   66.8%       33.7%         (9.3%)
     Client services and
      other...................   29.6%   33.5%   33.2%       11.7%         (8.1%)
                                -----   -----   -----   ---------    ----------
       Total revenues.........  100.0%  100.0%  100.0%       26.3%         (8.9%)
                                -----   -----   -----   ---------    ----------
   Costs and expenses:
     Cost of license fees.....   17.5%   19.6%   17.4%       12.6%          3.1%
     Cost of client services
      and other...............   22.8%   26.1%   20.5%       10.4%         15.9%
     Sales and marketing......   20.6%   30.4%   23.4%      (14.7%)        18.5%
     Research and development.   12.0%   16.0%   10.7%       (5.0%)        35.3%
     General and
      administrative..........   20.7%   25.1%   17.0%        4.0%         34.6%
     Special charges..........    1.1%    --      --            *             *
                                -----   -----   -----   ---------    ----------
       Total costs and
        expenses..............   94.7%  117.2%   89.0%        2.0%         20.0%
                                -----   -----   -----   ---------    ----------
   Operating income (loss)....    5.3%  (17.2%)  11.0%      138.9%       (243.1%)
                                -----   -----   -----   ---------    ----------
   Gain on sale of available-
    for-sale securities.......    --      3.8%    --            *             *
   Non-operating income
    (expense), net............   (4.9%)  (1.7%)  (0.1%)     273.7%            *
                                -----   -----   -----   ---------    ----------
   Income (loss) before income
    taxes and minority
    interest..................    0.4%  (15.1%)  10.9%      103.1%       (225.7%)
   Provision (benefit) for
    income taxes..............    0.1%   (5.5%)   3.8%      103.2%       (231.0%)
                                -----   -----   -----   ---------    ----------
   Net income (loss) before
    minority interest.........    0.3%   (9.6%)   7.1%      103.0%       (222.8%)
   Minority interest..........    --      --      --            *             *
                                -----   -----   -----   ---------    ----------
   Net income (loss)..........    0.3%   (9.6%)   7.1%      103.0%       (223.3%)
   Preferred dividends........    0.6%    --      --            *             *
                                -----   -----   -----   ---------    ----------
   Net income (loss) available
    for common stockholders...   (0.3%)  (9.6%)   7.1%       95.7%       (223.3%)
                                =====   =====   =====   =========    ==========

*not meaningful

REVENUES

  Total revenues increased 26.3% from 1996 to 1997. All regions of the world, the Americas, Europe/Middle East/Africa, and Asia Pacific, recorded increased revenues in 1997. Total revenues decreased 9% from 1995 to 1996. The Americas recorded higher revenues in 1996 while the Company's other regions were flat to down.

  License Fees. License fees increased 33.7% to $303.0 million in 1997 compared to $226.7 million in 1996, which reflected increasing market acceptance of Version 6.0, which was released for general availability in the fourth quarter of 1996. License fees decreased 9% in 1996 when, despite solid revenue growth in North America, a sharp decline in Europe/Middle East/Africa more than offset North Americas favorable results.

  Client Services. Client services and other revenues increased 11.7% to $127.5 million in 1997 from $114.1 million in 1996. The increase in services revenues is attributable to an increase in the number of billable services personnel following significant investments in training in open systems and object skills accompanying the development and release of Version 6.0. Client services revenues declined 8% in 1996 when compared to 1995 due to lower productivity caused, in part, by allocation of resources to perform warranty work and investments in training client services professionals.

COSTS AND EXPENSES

  Cost of License Fees. The principal components of cost of license fees are commissions paid to independent Affiliates, hardware costs, amortization of capitalized software costs and royalties paid to third parties. Cost of license fees in 1997, as a percentage of related license fee revenues, decreased to 24.9% from 29.5% in 1996. The decrease was primarily attributable to a higher mix of direct channel revenues which have a lower associated cost of license fees than do indirect channel revenues. In 1995, cost of license fees was 26%. The change from 1995 to 1996 was due primarily to increased amortization expense related to capitalized software development costs and increased warranty costs.

  Cost of Client Services and Other. The principal components of cost of client services and other are salaries and other direct employment costs paid to the Company's client services personnel and amounts paid to independent client services professionals. Cost of client services and other as a percentage of related revenues was 77.1% in 1997 compared to 78% in 1996. The modest improvement is primarily attributable to increased productivity of client services personnel and a reduction in warranty work. In 1995, cost of client services and other was 61.9%. The increase from 1995 to 1996 is primarily due to lower productivity related to newly hired technical professionals around the world, in particular those with open systems and object skills, allocation of resources to perform warranty work, and investment in training.

  Sales and Marketing. Sales and marketing expenses include salaries, commissions, and other direct employment costs of the Company's sales and pre-sales professionals, as well as marketing costs, which include advertising, trade shows, and production of sales brochures. Sales and marketing expenses, as a percentage of license fee revenues, were 29.2% in 1997 compared to 45.8% in 1996. The decrease was due to improved productivity of the Company's direct sales organization and decreased marketing expenditures. In anticipation of the Company's introduction of its open systems product, the Company hired a significant number of new sales and pre-sale professionals with skills and experience in the open systems arena. In late 1996 and early 1997, a number of these professionals who had not been significantly productive were either terminated or left the Company. As a result, the Company's sales and marketing expenses decreased in 1997 when compared to 1996 even though license fees increased nearly 34% year over year. In 1995, sales and marketing expenses were 35% of license fee revenues. The higher percentage in 1996 was primarily due to decreased revenue and increased expenditures to establish worldwide sales and marketing programs and the development of vertical industry groups in support of the Company's move into the open systems client/server market.

  Research and Development. Total research and development (R&D) expenditures in 1997 decreased $3.2 million, or 3.3%, to $93.1 million from $96.3 million in 1996. Research and development spending, related to the development of the Company's new product line, based upon distributed object computing technology, peaked during the last half of 1996 and has been declining since as various projects related to such development wind down. Total research and development expenditures in 1995 were $61.8 million. The 56% increase from 1995 to 1996 was due to the Company's continuing development of its distributed object computing technology and enhancement of its existing products.

  The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. The Company capitalized $41.4 million of software development costs in 1997 compared to $41.9 million in 1996. The capitalization ratio (capitalized software costs as a percentage of total R&D expenditures) was 44% for both 1997 and 1996. The capitalization ratio was 35% in 1995. The increase in the capitalization ratio in 1996 was due to construction and testing activities related to the Company's distributed object computing architecture.

  The following table sets forth total research and development expenditures and related capitalized amounts for the periods indicated.

                                            YEAR ENDED OCTOBER      PERCENTAGE
                                                   31,                CHANGE
                                           ----------------------  -------------
                                                                    1997   1996
                                                                   VERSUS VERSUS
                                            1997    1996    1995    1996   1995
                                           ------  ------  ------  ------ ------
                                                     (IN MILLIONS)
   Total R&D expenditures................. $ 93.1  $ 96.3  $ 61.8   (3%)   56%
   Less amount capitalized................  (41.4)  (41.9)  (21.6)  (1%)   94%
                                           ------  ------  ------   ----   ---
     Net R&D expenses..................... $ 51.7  $ 54.4  $ 40.2   (5%)   35%
                                           ======  ======  ======   ====   ===

  General and Administrative. General and administrative expenses increased $3.4 million in 1997 to $88.9 million from $85.5 million in 1996 to support the Company's growth. These expenses include increased facilities and personnel costs related to acquisitions and increased costs for computer equipment. When viewed as a percentage of total revenues, however, general and administrative expenses were 20.7% in 1997 and 25.1% in 1996. In 1995, general and administrative expenses totaled $63.5 million and 17% of total revenues. The increase in 1996 over 1995 was primarily due to new facilities to support the Company's worldwide expansion, increased computer equipment costs and an increase in the provision for doubtful accounts. The provision for doubtful accounts was $3.3 million, $9.3 million, and $3.3 million in 1997, 1996 and 1995, respectively.

  Special Charges. Two special charges were recorded in 1997. A charge of $1.7 million was recorded in the third quarter of 1997 which relates to the settlement of the Company's class action lawsuits. A special charge of $3.2 million was recorded in the fourth quarter of 1997 under the terms of an agreement with an investment group led by Bain Capital which stipulated that if the Company elected not to proceed with a private offering of securities to the group, the Company could incur capped liability, if any, of a $3.0 million break-up fee and expense reimbursement of up to $250 thousand (see Note 12 of Notes to Consolidated Financial Statements).

  Operating Income (Loss). Operating income of $22.9 million in 1997 improved by $81.7 million when compared to the operating loss of $(58.8) million in 1996 principally due to increased software license fees and lower sales and marketing expenses. Operating income was $41.1 million in 1995. The change in operating income (loss) from 1995 to 1996 resulted from reduced total revenues and an increase in every category of cost and expense in 1996.

  Non-operating Income (Expense), Net. Non-operating expense, net consists primarily of interest expense related to the Company's former Credit Facility, Senior Notes, Convertible Note and other long-term obligations including the current 7% Convertible Subordinated Notes issued during the fourth quarter of 1997, and amortization of the value of the former Convertible Note's beneficial conversion feature, less interest income earned on invested cash. Non-operating expense, net of $21.3 million in 1997 increased $15.6 million over 1996 due to higher borrowing levels under the Company's former Credit Facility, higher interests rates applicable to the former Credit Facility and Senior Notes, interest on the Company's former Convertible Note, interest on the current 7% Convertible Subordinated Notes issued during the fourth quarter of 1997, amortization of the value of the former Convertible Note's beneficial conversion feature and reduced interest income related to lower cash balances. In 1995, non-operating expense, net was $200 thousand. The increase from 1995 to 1996 was due to higher borrowing levels under the Company's former Credit Facility, and increased fees and interest rates related to the Company's renegotiation of its former borrowing arrangements terms and conditions during the fourth quarter of 1996.

  Income Taxes. The Company's effective tax rate has remained relatively constant at approximately 36% in 1997, 1996 and 1995. The tax benefit recorded in 1996 represents federal and state tax refunds received in 1997 and amounts to be realized through future utilization of net operating loss and tax credit carryforwards.

  Net Income (Loss). In 1997, the Company recorded net income of $1.0 million compared to a net loss of $(32.8) million in 1996 resulting primarily from increased software license fee revenues and lower sales and marketing expenses. In 1995, net income was $26.6 million. The decline from 1995 to 1996 was primarily due to lower software license fees and client services revenues combined with increased expenses as explained above.

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

  The Company generally minimizes the financial impact of foreign currency exchange transactions through the use of foreign exchange forward contracts, which generally mature within three months of origination (see Note 4 of Notes to Consolidated Financial Statements).

ACQUISITIONS, MERGERS AND INVESTMENTS

  The Company continues to expand its global coverage and strengthen its product offerings through various acquisitions, mergers, and investments (see Notes 2 and 3 of Notes to Consolidated Financial Statements).

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

QUARTERLY RESULTS

  The following table contains selected unaudited consolidated financial results by quarter for 1997 and 1996. In management's opinion, this information reflects all adjustments (which consisted only of normal recurring adjustments) necessary to present the results fairly when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

                                   FISCAL 1996                       FISCAL 1997
                                  QUARTER ENDED                     QUARTER ENDED
                          --------------------------------  --------------------------------
                          JANUARY  APRIL    JULY   OCTOBER  JANUARY  APRIL    JULY   OCTOBER
                            31       30      31      31       31       30      31      31
                          -------  ------  ------  -------  -------  ------  ------  -------
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues................  $ 76.6   $ 82.5  $ 72.3  $109.4   $ 92.2   $ 98.1  $114.7  $125.6
Costs and expenses......    77.0     92.1   106.4   124.1     96.8     94.2   104.9   111.7
                          ------   ------  ------  ------   ------   ------  ------  ------
Operating income (loss).    (0.4)    (9.6)  (34.1)  (14.7)    (4.6)     3.9     9.8    13.9
Gain on sale of
 available-for-sale
 securities.............     --       --      3.6     9.5      --       --      --      --
Non-operating income
 (expense), net.........    (0.3)    (0.5)   (1.2)   (3.7)    (2.1)    (4.9)   (4.6)   (9.7)
                          ------   ------  ------  ------   ------   ------  ------  ------
Income (loss) before
 income taxes...........    (0.7)   (10.1)  (31.7)   (8.9)    (6.7)    (1.0)    5.2     4.2
Provision (benefit) for
 income taxes...........    (0.3)    (3.7)  (11.4)   (3.2)    (2.4)    (0.4)    1.9     1.5
                          ------   ------  ------  ------   ------   ------  ------  ------
Net income (loss).......    (0.4)    (6.4)  (20.3)   (5.7)    (4.3)    (0.6)    3.3     2.7
                          ------   ------  ------  ------   ------   ------  ------  ------
Preferred dividends.....     --       --      --      --       --       --      --      2.4
                          ------   ------  ------  ------   ------   ------  ------  ------
Net income (loss)
 available for common
 stockholders...........  $ (0.4)  $ (6.4) $(20.3) $ (5.7)  $ (4.3)  $ (0.6) $  3.3  $  0.3
                          ======   ======  ======  ======   ======   ======  ======  ======
Earnings (loss) per
 share of common stock..  $(0.01)  $(0.15) $(0.47) $(0.13)  $(0.10)  $(0.01) $ 0.08  $ 0.01
                          ======   ======  ======  ======   ======   ======  ======  ======

  The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having the highest revenues and operating income. The Company believes that fourth quarter revenues are positively impacted by the Company's sales compensation plans. This factor, which the Company believes is common in the computer software industry, typically results in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. In addition, the Company's European operations generally provide lower revenues during the summer months as a result of the generally reduced economic activity in Europe during such time. This seasonal factor could materially adversely affect third quarter revenues.

  The Company has also historically recognized a substantial portion of its revenues from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until late in a particular quarter. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company, historically, operated with little backlog because its products are generally shipped as orders are received. As a result, revenue from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter.

  Based upon the factors described above, the Company believes that its quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparison of its results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. Moreover, although the Company's revenues have generally increased in recent periods, there can be no assurance that the Company's revenues will grow in future periods, at past rates or at all, or that the Company will be profitable on a quarterly or annual basis. In future periods, the Company's operating results may be below the expectations of stock market analysts and investors. In such event, the price of the Common Stock could be materially adversely affected.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and equivalents at October 31, 1997 totaled $83.3 million. During 1997, cash and equivalents increased $45.2 million. On September 12, 1997, the Company successfully completed a public offering of 7% Convertible Subordinated Notes due 2002, the gross proceeds of which were $138.0 million. On August 27, 1997, the Company issued a promissory note and warrants to a Private Investor for $10 million in cash. The

Company and the Private Investor subsequently agreed to exchange the promissory note and warrants for 10,000 shares of Series A Preferred Stock and the Private Warrants (see Notes 7 and 8 of Notes to Consolidated Financial Statements). The Company issued a Convertible Note for $12.0 million on March 27, 1997, to a strategic investor. Subsequent to October 31, 1997, the strategic investor has elected to convert the note into approximately 3.6 million shares of the Company's Common Stock (see Note 13 of Notes to Consolidated Financial Statements). From the proceeds of the various financings described above, the Company repaid its former Credit Facility ($46.4 million) and Senior Notes ($26.0 million) as well as paid costs related to its former and current borrowings. In 1997, the Company generated $9.6 million from operating activities and used $49.7 million for capital equipment and software development costs.

  The Company utilizes a combination of its own software and custom written systems necessary for running a software company. SSA believes that there will be no significant cost associated with ensuring year 2000 compliance of its internal systems.

  Management believes that based upon its anticipated operating results, cash generated from operations, combined with current working capital and the proceeds from the Company's various financings as described above, there is sufficient liquidity to meet the Company's capital requirements for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

  Statement of Financial Accounting Standards No. 128, "Earnings per Share," was issued in February 1997. The Company will be required to adopt the new standard for the quarter ended January 31, 1998. Early adoption of this standard is not permitted. The primary requirements of this standard are: (i) replacement of primary earnings per share with basic earning per share, which eliminates the dilutive effect of options and warrants; (ii) use of an average share price in applying the treasury method to compute dilution for options and warrants for diluted earnings per share; and (iii) disclosure reconciling the numerator and denominator of earnings per share calculations. The Company plans to adopt this statement in fiscal year 1998. The effect of applying this standard is not expected to be significant.

  American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in October 1997. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Therefore, SOP 97-2 will effect transactions entered into by the Company beginning November 1, 1998. SOP 97-2 addresses various aspects of the recognition of revenue on software transactions and supersedes SOP 91-1, the policy currently followed by the Company. SOP 97-2 provides guidance on software arrangements consisting of multiple elements, evidence of fair value, delivery of elements, accounting for service elements, and software arrangements requiring significant production, modification, or customization of software. The Company is currently evaluating the impact this statement will have on the Company's consolidated financial statements. The Company anticipates that only minor modifications to its software arrangements will be necessary to continue to recognize revenue on a basis consistent with its current policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements and schedules of the Company are annexed to this Report as pages F-2 through
F-23. An index to such materials appears on page F-1.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to February 13, 1998. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to February 17, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to February 17, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission prior to February 17, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  a. The financial statements and schedule filed as part of this report are listed in the accompanying Index to Financial Statements and Schedule. The exhibits filed or incorporated by reference as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials.

  b. The Company filed two Form 8-Ks in the fiscal quarter ending October 31, 1997. On August 11, 1997, the Company filed a Form 8-K announcing its revenues for the third fiscal quarter ended July 31, 1997. On August 21, 1997, the Company filed a Form 8-K announcing its plans to revise its proposed public and private financing transactions.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SYSTEM SOFTWARE ASSOCIATES, INC.

January 29, 1998                            /s/ Joseph J. Skadra
                                            -----------------------------------
                                            Joseph J. Skadra, Vice President
                                            and
                                            Chief Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----


       /s/ Roger E. Covey            Chief Executive Officer and    January 29, 1998
____________________________________  Chairman of the Board of
           Roger E. Covey             Directors (Principal
                                      Executive Officer)

      /s/ William M. Stuek           President and Chief            January 29, 1998
____________________________________  Operating Officer and
          William M. Stuek            Director

      /s/ Joseph J. Skadra           Vice President and Chief       January 29, 1998
____________________________________  Financial Officer and
          Joseph J. Skadra            Secretary (Principal
                                      Financial and Accounting
                                      Officer)

        /s/ Casey Cowell             Director                       January 29, 1998
____________________________________
            Casey Cowell

    /s/ Andrew J. Filipowski         Director                       January 29, 1998
____________________________________
        Andrew J. Filipowski

        /s/ John W. Puth             Director                       January 29, 1998
____________________________________
            John W. Puth

   /s/ William N. Weaver, Jr.        Director                       January 29, 1998
____________________________________
       William N. Weaver, Jr.



                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                         PAGE
                                                                         -----
(1) Financial Statements:
  Independent Auditors Report (KPMG Peat Marwick LLP)...................  F-2
  Report of Independent Accountants (Price Waterhouse LLP)..............  F-3
  Consolidated Balance Sheets as of October 31, 1997 and 1996...........  F-4
  Consolidated Statements of Operations for the years ended October 31,
   1997, 1996 and 1995..................................................  F-6
  Consolidated Statements of Cash Flows for the years ended October 31,
   1997, 1996 and 1995..................................................  F-7
  Consolidated Statements of Changes in Stockholders' Equity for the
   years ended October 31, 1997, 1996 and 1995..........................  F-8
  Notes to Consolidated Financial Statements............................  F-9
(2) Financial Statement Schedule:
  The following financial statement schedule is included herein:
  Schedule II--Valuation and Qualifying Accounts........................  F-23
  All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
System Software Associates, Inc.

  We have audited the accompanying consolidated balance sheets of System Software Associates, Inc. and its subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended October 31, 1997. In connection with our audits of the consolidated financial statements, we have also audited, for the foregoing periods, the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

  We conducted our audits in accordance with generally accepted accounting standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of System Software Associates, Inc. and its subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG Peat Marwick LLP

Chicago, Illinois
December 8, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of
System Software Associates, Inc.

  In our opinion, the consolidated statements of operations, of changes in stockholders' equity and of cash flows of System Software Associates, Inc. and its subsidiaries, listed in the accompanying index present fairly, in all material respects, the results of operations, changes in stockholders' equity and cash flows for the year ended October 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of System Software Associates, Inc. and its subsidiaries for any period subsequent to October 31, 1995.

/s/ Price Waterhouse LLP

Chicago, Illinois
January 7, 1997, except as to paragraph 3 of Note 12 which is as of January 29, 1997

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                OCTOBER 31,
                                                            -------------------
                          ASSETS                              1997      1996
                          ------                            --------- ---------
                                                               (IN MILLIONS,
                                                            EXCEPT SHARE DATA)
Current Assets:
  Cash and equivalents..................................... $    83.3 $    38.1
  Accounts receivable, less allowance for doubtful accounts
   of $16.5 and $16.5......................................     198.3     163.6
  Income taxes receivable..................................       1.5       4.4
  Deferred income taxes....................................      11.3      10.1
  Prepaid expenses and other current assets................      27.5      25.5
                                                            --------- ---------
    Total current assets...................................     321.9     241.7
                                                            --------- ---------
Property and Equipment:
  Data processing equipment................................      42.0      37.3
  Furniture and office equipment...........................      17.5      18.7
  Leasehold improvements...................................      10.3       9.0
  Transportation equipment.................................       1.3       2.3
                                                            --------- ---------
                                                                 71.1      67.3
  Less--Accumulated depreciation and amortization..........      46.0      39.5
                                                            --------- ---------
                                                                 25.1      27.8
                                                            --------- ---------
Other Assets:
  Software costs, less accumulated amortization of $89.3
   and $61.1...............................................      99.4      82.8
  Cost in excess of net assets of acquired businesses, less
   accumulated amortization of $11.8 and $8.7..............      19.7      22.8
  Deferred income taxes....................................       3.9       1.2
  Investments in associated companies......................       1.6       2.2
  Miscellaneous............................................       3.8       5.9
                                                            --------- ---------
                                                                128.4     114.9
                                                            --------- ---------
    Total Assets........................................... $   475.4 $   384.4
                                                            ========= =========


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              OCTOBER 31,
                                                          --------------------
          LIABILITIES AND STOCKHOLDERS' EQUITY              1997       1996
          ------------------------------------            ---------  ---------
                                                             (IN MILLIONS,
                                                          EXCEPT SHARE DATA)
Current Liabilities:
  Accrued commissions and royalties...................... $    25.8  $    26.3
  Accounts payable and other accrued liabilities.........      60.6       62.5
  Accrued compensation and related benefits..............      24.7       23.8
  Deferred revenue.......................................      49.3       58.8
                                                          ---------  ---------
    Total current liabilities............................     160.4      171.4
                                                          ---------  ---------
Long-Term Obligations....................................     150.8       75.1
                                                          ---------  ---------
Deferred Revenue.........................................      32.4       27.7
                                                          ---------  ---------
Deferred Income Taxes....................................       0.8        --
                                                          ---------  ---------
Redeemable Series A Preferred Stock, $.01 par value,
 convertible, 10,000 shares issued and outstanding
 (liquidation preference of $10.0 million)...............       9.2        --
                                                          ---------  ---------
Stockholders' Equity:
  Preferred stock, $.01 par value, 100,000 shares
   authorized, none issued or outstanding; 10,000 shares
   issued as Series A Preferred Stock....................       --         --
  Common stock, $.0033 par value, 250,000,000 and
   60,000,000 shares authorized, 42,868,000 and
   42,577,000 shares issued..............................       0.1        0.1
  Capital in excess of par value.........................      48.5       32.8
  Retained earnings......................................      77.1       78.5
  Cumulative translation adjustment......................      (3.9)      (1.2)
                                                          ---------  ---------
    Total stockholders' equity...........................     121.8      110.2
  Commitments and Contingencies (Note 12)................       --         --
                                                          ---------  ---------
    Total Liabilities and Stockholders' Equity........... $   475.4  $   384.4
                                                          =========  =========


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEAR ENDED OCTOBER
                                                                31,
                                                        ----------------------
                                                         1997    1996    1995
                                                        ------  ------  ------
                                                        (IN MILLIONS, EXCEPT
                                                          PER SHARE DATA)
Revenues:
  License fees......................................... $303.0  $226.7  $250.0
  Client services and other............................  127.5   114.1   124.1
                                                        ------  ------  ------
    Total revenues.....................................  430.5   340.8   374.1
                                                        ------  ------  ------
Costs and Expenses:
  Cost of license fees.................................   75.3    66.9    64.9
  Cost of client services and other....................   98.3    89.0    76.8
  Sales and marketing..................................   88.5   103.8    87.6
  Research and development.............................   51.7    54.4    40.2
  General and administrative...........................   88.9    85.5    63.5
  Special charges......................................    4.9     --      --
                                                        ------  ------  ------
    Total costs and expenses...........................  407.6   399.6   333.0
                                                        ------  ------  ------
Operating income (loss)................................   22.9   (58.8)   41.1
                                                        ------  ------  ------
Gain on sale of available-for-sale securities..........    --     13.1     --
Non-operating income (expense), net....................  (21.3)   (5.7)   (0.2)
                                                        ------  ------  ------
Income (loss) before income taxes and minority
 interest..............................................    1.6   (51.4)   40.9
Provision (benefit) for income taxes...................    0.6   (18.6)   14.2
                                                        ------  ------  ------
Income (loss) before minority interest.................    1.0   (32.8)   26.7
Minority interest......................................    --      --     (0.1)
                                                        ------  ------  ------
Net income (loss)......................................    1.0   (32.8)   26.6
Preferred dividends....................................    2.4     --      --
                                                        ------  ------  ------
Net income (loss) available for common stockholders.... $ (1.4) $(32.8) $ 26.6
                                                        ======  ======  ======
Earnings (loss) per share of common stock.............. $(0.03) $(0.76) $ 0.63
                                                        ======  ======  ======
Weighted average common and equivalent shares
 outstanding...........................................   42.7    43.0    42.2
                                                        ======  ======  ======

          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         YEAR ENDED OCTOBER
                                                                31,
                                                        ----------------------
                                                         1997    1996    1995
                                                        ------  ------  ------
                                                           (IN MILLIONS)
Cash Flows From Operating Activities:
  Net income (loss).................................... $  1.0  $(32.8) $ 26.6
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization of property and
     equipment.........................................    9.3     9.2     7.9
    Amortization of other assets.......................   40.8    23.0    17.3
    Provision for doubtful accounts....................    3.3     9.3     3.3
    Gain on sale of available-for-sale securities......    --    (13.1)    --
    Deferred income taxes..............................   (3.1)  (14.2)   (2.6)
    Deferred revenue...................................   (2.8)   (2.5)    7.3
    Minority interest..................................    --      --      0.1
    Changes in operating assets and liabilities, net of
     acquisitions:
      Accounts receivable..............................  (42.9)   12.6   (32.3)
      Income taxes.....................................    3.4   (14.2)   12.2
      Prepaid expenses and other current assets........   (1.9)   (2.1)   (0.3)
      Miscellaneous assets.............................    2.1     2.4    (3.3)
      Accrued commissions and royalties................   (0.2)   (6.8)    0.3
      Accounts payable and other accrued liabilities...   (1.0)    8.0     1.0
      Accrued compensation and related benefits........    1.6     --      1.8
                                                        ------  ------  ------
        Net cash provided by (used in) operating
         activities....................................    9.6   (21.2)   39.3
                                                        ------  ------  ------
Cash Flows From Investing Activities:
  Purchases of property and equipment..................   (4.9)  (11.4)   (5.3)
  Software costs.......................................  (44.8)  (43.8)  (25.1)
  Investments and acquisitions, net of cash acquired...    --     (4.5)   (6.1)
  Purchase of available-for-sale securities............    --      --     (5.4)
  Proceeds from sale of available-for-sale securities..    --     23.2     --
  Proceeds from sales of assets........................    --      --      1.7
  Other................................................    --     (0.1)    0.3
                                                        ------  ------  ------
        Net cash flows used in investing activities....  (49.7)  (36.6)  (39.9)
                                                        ------  ------  ------
Cash Flows From Financing Activities:
  Amount borrowed (repaid) under bank line of credit,
   net.................................................  (46.4)   46.4     --
  Repayment of Senior Notes Payable....................  (26.0)    --      --
  Proceeds from issuance of convertible subordinated
   notes...............................................  150.0     --      --
  Proceeds from issuance of Redeemable Series A
   Preferred Stock.....................................   10.0     --      --
  Proceeds from exercise of stock options..............    1.6     2.1     4.1
  Principal payments under other financing obligations.   (2.7)   (5.7)   (3.5)
  Dividends paid.......................................    --     (4.2)   (3.2)
                                                        ------  ------  ------
        Net cash provided by (used in) financing
         activities....................................   86.5    38.6    (2.6)
                                                        ------  ------  ------
Effect of exchange rate changes on cash................   (1.2)    0.2     0.1
                                                        ------  ------  ------
Net increase (decrease) in cash and equivalents........   45.2   (19.0)   (3.1)
Cash and equivalents:
  Beginning of year....................................   38.1    57.1    60.2
                                                        ------  ------  ------
  End of year.......................................... $ 83.3  $ 38.1  $ 57.1
                                                        ======  ======  ======

          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                            UNREALIZED
                                                             GAIN ON                 TREASURY
                          COMMON STOCK  CAPITAL IN          AVAILABLE- CUMULATIVE      STOCK      TOTAL STOCK-
                          ------------- EXCESS OF  RETAINED  FOR-SALE  TRANSLATION -------------    HOLDERS'
                          SHARES AMOUNT PAR VALUE  EARNINGS SECURITIES ADJUSTMENT  SHARES AMOUNT     EQUITY
                          ------ ------ ---------- -------- ---------- ----------- ------ ------  ------------
                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Balance October 31,
 1994...................   27.4   $0.1    $20.7     $ 91.8    $ --        $(0.8)    (0.4) $(2.5)     $109.3
Shares issued upon
 exercise of employee
 stock options..........    0.5             4.1                                                         4.1
Tax benefit of stock
 options exercised......                    2.8                                                         2.8
Dividends paid--$0.08
 per share..............                              (3.2)                                            (3.2)
Shares issued in
 business combinations..    0.2            (1.5)       0.3                           0.4    2.5         1.3
Unrealized gain on
 available-for-sale
 securities.............                                        2.5                                     2.5
Net income..............                              26.6                                             26.6
Shares issued in three-
 for-two split..........   14.0
                           ----   ----    -----     ------    -----       -----     ----  -----      ------
Balance October 31,
 1995...................   42.1   $0.1    $26.1     $115.5    $ 2.5       $(0.8)     --   $ --       $143.4
                           ----   ----    -----     ------    -----       -----     ----  -----      ------
Shares issued upon
 exercise of employee
 stock options..........    0.3             2.1                                                         2.1
Tax benefit of stock
 options exercised......                    1.2                                                         1.2
Foreign currency
 translation adjustment.                                                   (0.4)                       (0.4)
Dividends paid--$0.10
 per share..............                              (4.2)                                            (4.2)
Shares issued in
 business combinations..    0.2             3.4                                                         3.4
Sales of available-for-
 sale securities........                                       (2.5)                                   (2.5)
Net loss................                             (32.8)                                           (32.8)
                           ----   ----    -----     ------    -----       -----     ----  -----      ------
Balance October 31,
 1996...................   42.6   $0.1    $32.8     $ 78.5    $ --        $(1.2)     --   $ --       $110.2
                           ----   ----    -----     ------    -----       -----     ----  -----      ------
Shares issued upon
 exercise of employee
 stock options..........    0.3             1.6                                                         1.6
Tax benefit of stock
 options exercised......                    0.5                                                         0.5
Foreign currency
 translation adjustment.                                                   (2.7)                       (2.7)
Dividends--Redeemable
 Series A Preferred
 Stock ($20.00 per
 share).................                              (0.2)                                            (0.2)
Issuance of warrants....                    2.5                                                         2.5
Beneficial conversion
 feature of convertible
 subordinated note......                    8.9                                                         8.9
Beneficial conversion
 feature of Redeemable
 Series A Preferred
 Stock..................                    2.2       (2.2)                                             --
Net income..............                               1.0                                              1.0
                           ----   ----    -----     ------    -----       -----     ----  -----      ------
Balance October 31,
 1997...................   42.9   $0.1    $48.5     $ 77.1    $ --        $(3.9)     --   $ --       $121.8
                           ====   ====    =====     ======    =====       =====     ====  =====      ======

          See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

 Nature of operations

  System Software Associates, Inc. (the "Company" or "SSA") is a leading provider of cost-effective business enterprise information systems to the industrial sector worldwide. The Company's BPCS (Business Planning and Control System) Client/Server product line provides business process re-engineering and integration of an enterprise's operations, including multi-mode manufacturing processes, supply chain management and global financial solutions. The BPCS Client/Server product line delivers scalability, interoperability and reconfigurability in a comprehensive product suite to meet changing market demands. The distributed object computing architecture ("DOCA") of BPCS Client/Server provides the benefits of next generation technology in conformity with industry standards. The Company markets, sells and services its products to large and intermediate-sized industrial sector firms primarily through its own world-wide sales organization and to a much lesser extent, through a network of over 100 independent software companies (the "Affiliates"). The Company has strategic relationships with major computer hardware manufacturers, such as IBM, Hewlett Packard and Digital Equipment; advanced planning system software companies, such as i2; and major systems integrators, such as CAP Gemini and the Big Six consulting firms.

 Principles of consolidation

  The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Foreign currency translation

  The functional currencies for substantially all of the Company's foreign subsidiaries are their local currencies. The foreign subsidiaries' balance sheets are translated at the year end rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders' equity and will be included in the determination of net income (loss) only upon sale or liquidation of the subsidiaries, which is not contemplated at this time. Foreign exchange transaction gains (losses) aggregating $0.6 million, $(0.4) million, and $(0.7) million are included in general and administrative expenses for 1997, 1996, and 1995, respectively.

 Revenue recognition

  The license fees generated and related commissions earned by the independent Affiliates are included in license fees and cost of license fees, respectively. Software license fees are recognized, as required by AICPA Statement of Position 91-1, upon delivery and acceptance of the product by the end user providing that no significant vendor obligations remain and collection of the related receivable is probable. Revenues and commissions from software maintenance and HelpLine agreements are deferred and recognized ratably over the term of the contract. Client services revenues are recorded when such services are provided. Concentrations of credit risk with respect to accounts receivable are limited due to a large customer base and its geographic dispersion.

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Property and equipment

  Property and equipment are stated at cost. Depreciation is computed using various methods over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the assets or related leases. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment was $9.3 million, $9.2 million, and $7.9 million in 1997, 1996, and 1995, respectively.

 Software costs

  Purchased software is capitalized and stated at cost. The Company capitalizes software development costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. Amortization of capitalized costs is computed on a straight-line basis using an estimated useful life of five years or in proportion to current and anticipated revenues, whichever provides the greater amortization. Capitalized software costs are summarized as follows:

                                                                  OCTOBER 31,
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
                                                                 (IN MILLIONS)
      Purchased software........................................ $ 10.6  $  9.5
      Internally developed software.............................  178.1   134.4
                                                                 ------  ------
                                                                  188.7   143.9
      Less--Accumulated amortization............................  (89.3)  (61.1)
                                                                 ------  ------
        Net capitalized software costs.......................... $ 99.4  $ 82.8
                                                                 ======  ======

  Amortization of capitalized software costs charged to cost of license fees aggregated $28.2 million, $20.0 million, and $14.9 million during 1997, 1996, and 1995, respectively.

 Research and development

  Research and development expenses, principally the design and development of software products (exclusive of costs capitalized under SFAS No. 86), are expensed as incurred.

 Cost in excess of net assets of acquired businesses

  The excess of cost over the fair value of the net identifiable assets of acquired businesses is amortized on a straight-line basis, typically over a seven-year period. Amortization expense was $3.1 million, $2.7 million, and $2.2 million in 1997, 1996, and 1995, respectively.

 Fair value of financial instruments

  The fair value of cash and equivalents, income taxes payable, receivables, accounts payable and accrued expenses approximates their carrying values. The fair value of public convertible subordinated notes using the quoted market price on October 31, 1997 is $136.6 million. It was not practical to determine the fair value of Redeemable Series A Preferred Stock, private convertible subordinated promissory note, and investments in associated companies at October 31, 1997 as there are no quoted market prices for these instruments.

 Derivatives

  The Company periodically enters into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Unrealized gains and losses on foreign currency contracts are recognized in each reporting period in the consolidated statement of operations.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Stock-based compensation

  The Company utilizes the intrinsic value based method of accounting for its stock-based compensation agreements.

 Earnings per share

  The loss per share for 1997 and 1996 has been computed using only the weighted average number of shares outstanding. Earnings per share for 1995 has been computed using the weighted average number of shares outstanding plus shares issuable under stock options using the treasury stock method. 1995 share amounts were adjusted for the November 28, 1995 three-for-two stock split.

 Use of estimates

  Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Statements of cash flows

  For purposes of reporting cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. At October 31, 1997, the Company had $50.2 million invested in money market funds, auction rate securities, commercial paper, and corporate bonds. Interest income which is included in the Company's Consolidated Statements of Operations in non-operating income (expense), net aggregated $1.3 million, $1.1 million, and $2.0 million during 1997, 1996, and 1995, respectively. Supplemental information is as follows:

                                                                  YEAR ENDED
                                                                  OCTOBER 31,
                                                                ---------------
                                                                1997  1996 1995
                                                                ----- ---- ----
                                                                 (IN MILLIONS)
      Non-cash investing and financing activities:
        Leases capitalized..................................... $ 1.7 $0.6  --
        Liabilities assumed in connection with investments and
         acquisitions..........................................   --  $1.2 $8.7
        Shares issued in business combinations.................   --  $3.4 $1.3
        Issuance of common stock purchase warrants............. $ 2.5  --   --
        Beneficial conversion features on issuance of note and
         preferred stock....................................... $11.1  --   --
      Cash paid during the year for:
        Interest............................................... $ 8.0 $4.0 $2.2
        Income taxes........................................... $ 2.4 $9.5 $5.0

NOTE 2--BUSINESS COMBINATIONS:

  During 1996 and 1995 the Company expanded its global coverage and strengthened its product offerings through various acquisitions. The Company made no acquisitions during 1997.

  The following table summarizes all acquisitions in 1996 and 1995 which were accounted for under the purchase method and, accordingly, resulted in allocations of the purchase prices to the net assets acquired based upon their estimated fair values as of the acquisition dates. The accompanying consolidated statements of

                       SYSTEM SOFTWARE ASSOCIATES, INC.

operations reflect the results of operations of the acquired companies since the acquisition dates. Proforma results of operations are not presented as the acquisitions were not significant. These transactions typically involved the Company acquiring a majority interest or additional interest in an existing independent Affiliate.

                                  YEAR ENDED OCTOBER 31,
--------------------------------------------------------------------------------------------
(IN MILLIONS)                     1996                                  1995
--------------------------------------------------------------------------------------------
                . NofTek NW, Inc. (SSA Northwest) (a)    . SSA Ontario Corporation
                . Castillo Informatica (SSA Iberica) (a) . SSA Services Pty., Ltd. (b)
                . Vector Systems Analysis                . BPCS Division of Exigent
                                                           Computer Group
                . SSA North Central (a)                  . Certain assets of Transtech, Inc.
--------------------------------------------------------------------------------------------
Aggregate con-                    $8.0                                  $6.5
 sideration
--------------------------------------------------------------------------------------------
Goodwill                          $7.2                                  $6.3
--------------------------------------------------------------------------------------------

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

NOTE 3--INVESTMENTS IN ASSOCIATED COMPANIES:

  In July, 1995 the Company entered into a strategic alliance relationship with Harbinger Corporation pursuant to which the Company sold its EDI software assets (net book value of $2.3 million) to Harbinger and was granted a license by Harbinger to market and sell AS/400, Unix, and PC-based EDI software products (there was no gain or loss recognized on the sale). Minimum royalties amounting to $1.4 million and $5.8 million were accrued in 1995 and paid by the Company to Harbinger during 1996. The Company received as consideration 550,000 shares of Harbinger Common Stock and 4,000,000 shares of Harbinger Zero Coupon Preferred Stock. The Zero Coupon Preferred Stock vests at the rate of up to 1,000,000 shares per year beginning in 1997 based upon achieving certain performance targets, and must be redeemed by Harbinger upon vesting for $1.00 per share in cash or, at the option of the Company, an equivalent amount of Harbinger Common Stock. In August 1995, the Company purchased an additional 450,000 shares of Harbinger Common Stock. At October 31, 1995, the investment in Harbinger Corporation Common Stock was classified as available-for-sale and reported at its fair value of $14 million. The adjustment to fair value in 1995 generated a $2.5 million unrealized gain, net of $1.4 million deferred tax and was excluded from earnings and reported in a separate component of shareholders' equity. During 1996 the Company sold all of its shares of Harbinger Common Stock. The proceeds from the sales were $23.2 million, which resulted in a gain of $8.4 million, net of $4.7 million in taxes.

  The Company also owns minority interests in several of its affiliates and accounts for these investments under the cost method if the Company owns less than 20% and the equity method if ownership is more than 20% of each associated company. The Company does not exercise control over the operations of these companies.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 4--FINANCIAL INSTRUMENTS:

  Periodically, the Company uses forward exchange contracts for the primary purpose of reducing its exposure to fluctuations in foreign currency exchange rates. The instruments are employed to manage transactional exposure. While these financial instruments are subject to the risk that market rates may change subsequent to the acquisition of the financial instrument, such changes would generally be offset by opposite effects on the items being managed. The Company's financial instruments typically mature within three months of origination and are transacted at rates which reflect the market rate at the date of the contract.

  At October 31, 1997, the Company had no forward exchange contracts outstanding. As of October 31, 1996, the Company had forward contracts for the purchase and sale of European and other currencies, with purchases totaling $3.2 million and sales totaling $26.8 million. These contracts matured on or before November 5, 1996.

NOTE 5--LONG-TERM OBLIGATIONS:

  Long-term obligations consist of the following:

                                                                   OCTOBER 31,
                                                                   ------------
                                                                    1997  1996
                                                                   ------ -----
                                                                       (IN
                                                                    MILLIONS)
      Public convertible subordinated notes....................... $137.1 $ --
      Private convertible subordinated note.......................   12.0   --
      Multi-bank line of credit...................................    --   46.4
      Senior Notes payable........................................    --   26.0
      Notes payable and other obligations.........................    0.5   1.2
      Obligations under capital leases............................    3.4   3.6
                                                                   ------ -----
                                                                    153.0  77.2
      Less--Current maturities....................................    2.2   2.1
                                                                   ------ -----
                                                                   $150.8 $75.1
                                                                   ====== =====

 Public Convertible Subordinated Notes

  On September 12, 1997, the Company issued $138.0 million principal amount of convertible subordinated notes due September 15, 2002 bearing interest at 7% (the "Public Notes"). Interest will be paid March 15 and September 15 of each year, commencing March 15, 1998. The Public Notes are subordinated to all existing and future indebtedness of the Company.

  The Public Notes are convertible at the holders' option at any time into shares of common stock of the Company at $18.06 per share, subject to adjustments in certain events. The Public Notes are redeemable at the option of the Company after September 20, 2000 in whole, or in part at any time (103.5% beginning September 20, 2000 and 101.75% from September 20, 2001 and thereafter) plus accrued and unpaid interest. In the event that a change in control occurs, each holder of a Public Note may require the Company to repurchase all or a portion of such holders Public Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the purchase date.

  A substantial portion of the net proceeds from the sale of the notes was used to fund the retirement of the Company's line of credit and Senior Notes payable.

 Private Convertible Subordinated Note

  On March 27, 1997, the Company issued a convertible subordinated promissory note (the "Private Convertible Subordinated Note") to a strategic investor in the amount of $12.0 million, bearing interest at the prime rate plus 1% and convertible into common stock of the Company at the lesser of $3.33 per share or 80%

                       SYSTEM SOFTWARE ASSOCIATES, INC.

of the fair market value of the stock at the time of conversion. The loan maturity is three years, and the note is not convertible prior to October 1997, except in the event of prepayment. The Private Convertible Subordinated Note has a beneficial conversion feature because the fair market value of the Company's stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $8.9 million has been reflected as an increase to capital in excess of par value and was amortized as interest expense in 1997. The expense is included in the Company's Consolidated Statement of Operations for the year ended October 31, 1997 in non-operating income (expense), net.

 Line of Credit

  Prior to its retirement in September 1997, the Company had a $50.0 million, multi-bank line of credit which bore interest at the Prime Rate or LIBOR plus a margin. The margin on LIBOR ranged from 3/4% to 3%, and was based on the cumulative amount borrowed and the leverage ratio of the Company at the time of the borrowings. The Company was required to pay a commitment fee equal to 1/8% of the unused portion of the commitment. In addition, the agreement contained certain covenants which the Company was unable to maintain compliance with during 1996.

  In March 1997, in satisfaction of certain amendments to the line, the Company issued the line's bank group warrants to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price equal to $10.32, the common stock's fair market value on the date of issuance. The warrants are freely transferable and can be exercised at any time within the five years of the issue date (see Note 8 of Notes to Consolidated Financial Statements).

  During September 1997, borrowings under the line of credit were fully repaid from a combination of proceeds from the Series A Preferred Stock and the Public Convertible Subordinated Note offerings. The weighted average interest rate on outstanding borrowings during 1997 and 1996 were 10.38% and 7.78%, respectively. Outstanding letters of credit issued against the line of credit were $.5 million and $1.2 million as of October 31, 1997 and October 31, 1996, respectively.

 Senior Notes Payable

  Prior to their retirement in September 1997, the Company had Senior Notes payable consisting of $4 million senior notes and $22 million senior notes originally due September 15, 1997 and September 15, 1998, respectively, with original interest rates of 6.23% and 6.69%, respectively.

  The notes contained covenants including minimum net worth, fixed charge coverage and leverage ratios which, during 1996, the Company was unable to maintain compliance with and technical defaults occurred. As a result, the Senior Noteholders were issued warrants to purchase 275,000 shares of the Company's common stock under the same terms as the warrants issued to the banks as described in the line of credit note (see Note 8 of Notes to Consolidated Financial Statements).

  In September 1997, the Senior Notes payable were fully repaid from a combination of proceeds from the Series A Preferred Stock and the Public Convertible Subordinated Note offerings.

 Note Payable and Other Obligations

  At October 31, 1997, notes payable and other obligations consist of commitments made in connection with investments and acquisitions which are due in 1998.

 Capital Lease Obligations

  Capital lease obligations represent the present value of future payments under leases for transportation and data processing equipment. The recorded cost of these assets aggregated $6.5 million and $5.6 million at October 31, 1997 and 1996, respectively; accumulated amortization thereon aggregated $4.0 million and $3.4 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of minimum lease payments at October 31, 1997:

      YEAR ENDING OCTOBER 31, (IN MILLIONS)                               AMOUNT
      -------------------------------------                               ------
      1998...............................................................  $2.3
      1999...............................................................   1.1
      2000...............................................................   0.5
                                                                           ----
      Total minimum lease payments.......................................   3.9
      Less--Amount representing interest.................................   0.5
                                                                           ----
      Present value of minimum lease payments............................   3.4
      Less--Current maturities...........................................   1.7
                                                                           ----
                                                                           $1.7
                                                                           ====

  Interest expense which is included in the Company's Consolidated Statements of Operations in non-operating income (expense), net was $9.3 million, $4.7 million, and $2.2 million during 1997, 1996, and 1995, respectively.

NOTE 6--INCOME TAXES:

  Deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

  Pretax income (loss) from continuing operations was taxed in the following jurisdictions:

                                                                YEAR ENDED
                                                               OCTOBER 31,
                                                            --------------------
                                                            1997    1996   1995
                                                            -----  ------  -----
                                                              (IN MILLIONS)
      Domestic............................................. $ 4.0  $(57.6) $31.4
      Foreign..............................................  (2.4)    6.2    9.5
                                                            -----  ------  -----
                                                            $ 1.6  $(51.4) $40.9
                                                            =====  ======  =====

  The provision for income taxes consists of the following:

                                                               YEAR ENDED
                                                               OCTOBER 31,
                                                            -------------------
                                                            1997   1996   1995
                                                            ----  ------  -----
                                                              (IN MILLIONS)
      Current:
        Federal............................................ $1.6  $ (8.3) $ 8.9
        State..............................................  --     (2.8)   0.7
        Foreign............................................  2.1     5.3    7.2
                                                            ----  ------  -----
                                                             3.7    (5.8)  16.8
                                                            ----  ------  -----
      Deferred:
        Federal............................................ (2.9)  (11.5)  (2.8)
        State.............................................. (0.2)   (0.8)  (0.1)
        Foreign............................................  --     (0.5)   0.3
                                                            ----  ------  -----
                                                            (3.1)  (12.8)  (2.6)
                                                            ----  ------  -----
                                                            $0.6  $(18.6) $14.2
                                                            ====  ======  =====

                        SYSTEM SOFTWARE ASSOCIATES, INC.

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

  A reconciliation of taxes based on the federal statutory rate and the Company's actual provision is as follows:

                                                      YEAR ENDED OCTOBER 31,
                                                     --------------------------
                                                      1997      1996     1995
                                                     -------  --------  -------
                                                          (IN MILLIONS)
      Income tax at the federal statutory rate...... $   0.5  $  (18.0) $  14.3
      State income taxes, net of federal benefit....     0.2      (1.3)     0.6
      Foreign operating losses......................     2.9      (0.3)     0.6
      Research and development tax credit...........    (1.0)     (1.2)    (1.3)
      Meals and entertainment.......................     0.7       1.1      0.4
      Other, net....................................    (2.7)      1.1     (0.4)
                                                     -------  --------  -------
                                                     $   0.6  $  (18.6) $  14.2
                                                     =======  ========  =======

  The net deferred tax balance is comprised of (asset) liability:

                                                                 YEAR ENDED
                                                                 OCTOBER 31,
                                                                --------------
                                                                 1997    1996
                                                                ------  ------
                                                                (IN MILLIONS)
      Revenue (net of commissions) recognized for tax purposes
       in advance of financial reporting......................  $ (6.9) $ (3.3)
      Capitalization of software costs for financial reporting
       purposes...............................................    33.7    24.7
      Provision for doubtful accounts.........................    (4.6)   (5.0)
      Rent expense for financial reporting purposes...........    (1.1)   (1.4)
      Expense recognized for financial reporting purposes in
       advance of tax.........................................    (4.7)   (3.0)
      Deferred gain...........................................    (1.6)   (1.6)
      Domestic credit carryforwards...........................    (1.4)   (1.4)
      Foreign carryforwards...................................    (8.1)   (3.6)
      Foreign tax credit carryforwards........................   (11.0)  (11.0)
      Research and development credit carryforwards...........    (3.6)   (2.6)
      Domestic net operating loss carryforwards...............   (15.0)  (11.7)
      Valuation allowance.....................................    13.1     8.3
      Other, net..............................................    (3.2)    0.3
                                                                ------  ------
                                                                $(14.4) $(11.3)
                                                                ======  ======

  At October 31, 1997, the Company has approximately $25.0 million of foreign net operating loss carryforwards, $40.0 million of domestic net operating loss carryforwards, and $11.0 million of tax credit carryforwards and $5.0 million of domestic tax credit carryforwards. At October 31, 1997 and October 31, 1996, the Company recorded valuation allowances related to those items of $13.1 and $8.3 million, respectively. The Company recognizes certain deferred tax assets based upon Management's assessment that these assets will "more likely than not" be recognized in the future in accordance with SFAS 109, "Accounting for Income Taxes". This assessment is based primarily on estimates of future operating results.

  Of the $25.0 million of foreign net operating loss carryforwards, $12.7 million expire in varying amounts through the fiscal year ending October 31, 2004 and $12.3 million may be carried forward indefinitely. Of the

                        SYSTEM SOFTWARE ASSOCIATES, INC.

$40.0 million of domestic net operating loss carryforwards, $31.0 million expire on October 31, 2011, and $9.0 million expire on October 31, 2012. The $11.0 million of the foreign tax credit carryforwards expire in varying amounts through the fiscal year ending on October 31, 2001. Of the $5.0 million of domestic tax credit carryforwards, $1.4 million expire in varying amounts through the fiscal year ending on October 31, 2002, and $3.6 million expire in varying amounts through the fiscal year ending on October 31, 2012.

  During 1997, 1996, and 1995 certain employees disposed of shares acquired through the exercise of stock options that allowed the Company to record additional compensation expense for tax purposes measured as the difference between the fair value of the stock and the option price at the date of exercise. The aggregate tax benefit to the Company of $0.5 million, $1.2 million, and $2.8 million, respectively, has been credited to capital in excess of par value.

NOTE 7--REDEEMABLE SERIES A PREFERRED STOCK

  On August 29, 1997, the Company issued 10,000 shares of Series A Preferred Stock and 600,000 common stock purchase warrants to a private investor for $10.0 million. The shares of Series A Preferred Stock have an initial liquidation preference of $1,000 per share, increasing to $3,500 per share on or after the earliest of (i) August 22, 2003, (ii) a change in control and
(iii) certain bankruptcy events (such event, a "Trigger Event") (such liquidation preference as from time to time in effect, the "Liquidation Price"). The Series A Preferred Stock accrue dividends, payable quarterly in arrears, at an annual rate of 12% of the Liquidation Price per share, which increases to 14% of the Liquidation Price per share upon a Trigger Event. The dividend rate will increase by 4% per annum upon the occurrence and during the continuance of any payment default or certain other material defaults as described in the purchase agreement.

  The Redeemable Series A Preferred Stock has a beneficial conversion feature because the fair market value of the Company's stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $2.2 million was recorded as an increase to capital in excess of par value and a decrease to retained earnings (preferred dividend).

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

  Upon the occurrence of certain events, including, payment defaults, covenant defaults in the purchase agreement, cross defaults to acceleration of other material indebtedness, bankruptcy and a change in control (each, a "Redemption Event"), the holders of the Series A Preferred Stock may require the Company to redeem their shares of Series A Preferred Stock at a redemption price equal to the greater of $1,000 per share, plus accrued and unpaid dividends or the amount that such holder would have received had such holder converted the Series A Preferred Stock into Common Stock immediately prior to the liquidation of the Company.

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 8--COMMON STOCK PURCHASE WARRANTS:

  On March 4, 1997, the Company issued 775,000 shares of common stock purchase warrants ("Warrants") as part of amendments to the Company's Line of Credit and Senior Notes payable agreements. The Warrants are initially exercisable at $10.32 per share and may be exercised for five years from the date of issuance. The fair value of the warrants of $0.9 million was recorded as an increase to capital in excess of par value and other current assets and is being amortized over the term of the amendments.

  On August 29, 1997, the Company issued 600,000 shares of common stock purchase warrants (the "Private Warrants") to a private investor in connection with the Company's issuance of Redeemable Series A Preferred Stock. Each holder of a Private Warrant is entitled to purchase shares of Common Stock at an exercise price equal to $15.125 per share, the fair market value at the date of issuance of the warrants. The Private Warrants are exercisable at any time until August 22, 2007, but the Private Warrants and the Common Stock issuable upon the exercise thereof cannot be transferred until September 1, 1998. Following such anniversary, the Private Warrants and underlying Common Stock are immediately transferable. The fair value of the warrants of $0.8 million was recorded as an increase to capital in excess of par value and a decrease to Redeemable Series A Preferred Stock which is being accreted as preferred dividends over six years beginning the date of issuance.

  In consideration of certain financial advisory services performed during 1997, the Company agreed to sell to a financial advisor for a nominal amount warrants to purchase from the Company up to 664,452 shares of Common Stock (the "Financial Advisor Warrants"). The Financial Advisor Warrants are initially exercisable at $18.06 per share and may be exercised for a period of five years commencing on the first anniversary of the issuance of such warrants. The fair value of the warrants of $0.9 million was recorded as an increase to capital in excess of par value and a decrease to the Public Convertible Subordinated Notes which is being accreted as interest expense over five years beginning the date of issuance.

NOTE 9--STOCK OPTIONS:

  The Company has certain stock option plans and a long-term incentive plan under which options to purchase shares of the Company's common stock, stock appreciation rights, restricted stock, and cash awards may be granted to key employees and non-employees of the Company and its Affiliates. In April 1997, shareholders approved an amendment to the long-term incentive plan, increasing the aggregate number of common shares to be available for grant to 4,500,000, from a previous aggregate of 1,800,000, provided the aggregate number of common shares which may be granted in an one calendar year, to any one key employee, shall not exceed 200,000 shares. The stock option and long-term incentive plans provide that an aggregate of 9,056,250 common shares be available for grant, subject to adjustments for stock splits, stock dividends, mergers, or other changes in capitalization. Options become exercisable in varying periods (typically 5 years) and are priced by the Board of Directors, but may not be less than 50% of the fair market value of the shares at the date of grant. All options granted during 1997, 1996, and 1995 were granted at fair market value.

  The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement of Financial Accounting Standards No. 123 ("FAS 123"), the Company's net income
(loss) available to common stockholders and earnings (loss) per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                                1997    1996
                                                               ------  ------
                                                               (IN MILLIONS,
                                                                EXCEPT PER
                                                                SHARE DATA)
      Net income (loss) available for common
       stockholders............................... As Reported $ (1.4) $(32.8)
                                                   Pro Forma   $ (4.0) $(33.7)
      Earnings (loss) per share of common stock... As Reported $(0.03) $(0.76)
                                                   Pro Forma   $(0.09) $(0.78)

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  Under the stock option plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1997 and 1996: risk free interest rate of 6.3%; expected life of 5.5 years; expected volatility of 53%; and no dividends are expected to be paid.

  The following is a summary of 1997, 1996, and 1995 stock option activity:

                            AVAILABLE                            WEIGHTED AVERAGE
                            FOR GRANT   UNEXERCISED  EXERCISABLE  EXERCISE PRICE
                            ----------  -----------  ----------- ----------------
Balance, October 31, 1994.     682,762   1,677,460     611,081        $ 7.08
                            ----------  ----------    --------        ------
Granted...................    (498,000)    498,000                      9.23
Becoming exercisable......                             338,367          6.68
Cancelled.................     154,467    (154,467)                     7.62
Exercised.................                (497,946)   (497,946)         5.93
Reflect three-for-two
 stock split..............     169,615     761,524     225,751
                            ----------  ----------    --------        ------
Balance, October 31, 1995.     508,844   2,284,571     677,253          8.19
                            ----------  ----------    --------        ------
Granted...................  (1,468,001)  1,468,001                     14.22
Becoming exercisable......                             393,822          7.52
Cancelled.................   1,384,237  (1,384,237)   (191,211)        17.71
Exercised.................                (275,906)   (275,906)         7.64
                            ----------  ----------    --------        ------
Balance, October 31, 1996.     425,080   2,092,429     603,958          8.04
                            ----------  ----------    --------        ------
Authorized................   2,700,000
Granted...................  (3,105,569)  3,105,569                      6.36
Becoming exercisable......                             403,679          4.27
Cancelled.................   1,995,296  (1,995,296)   (106,289)         9.67
Exercised.................                (290,698)   (290,698)         5.77
                            ----------  ----------    --------        ------
Balance, October 31, 1997.   2,014,807   2,912,004     610,650        $ 5.50
                            ==========  ==========    ========        ======

  The weighted-average fair values of options granted during 1997 and 1996 are $3.46 and $7.85, respectively.

  The following table summarizes information about the stock options outstanding as of October 31, 1997:

                               OPTIONS OUTSTANDING       OPTIONS EXERCISEABLE
                          ------------------------------ ---------------------
                                     WEIGHTED
                                      AVERAGE
                                     REMAINING  WEIGHTED              WEIGHTED
        RANGE OF                    CONTRACTUAL AVERAGE               AVERAGE
        EXERCISE          NUMBER OF    LIFE     EXERCISE    NUMBER    EXERCISE
         PRICES            SHARES     (YEARS)    PRICE   EXERCISEABLE  PRICE
        --------          --------- ----------- -------- ------------ --------
         $1 to 5          2,321,004     8.4       $ 5      610,450      $ 4
         $6 to 10           552,000     9.5         8          200       10
         $11 to 15           39,000     9.9        14          --        14
                          ---------     ---       ---      -------      ---
         $1 to 15         2,912,004     8.6       $ 6      610,650      $ 4
                          =========     ===       ===      =======      ===

  During 1988, the Board of Directors approved a stockholder rights plan designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. At that time, the Company declared a distribution of one right for each share of

                       SYSTEM SOFTWARE ASSOCIATES, INC.

common stock outstanding (effected as a stock dividend) to stockholders of record as of May 5, 1988, and generally to shares issuable under the Company's stock option plans. Each right entitles the registered holder to purchase from the Company one share of common stock at a purchase price of $47. Each right is exercisable ten days after the acquisition of 20% or more of the Company's voting stock, or the commencement of a tender or exchange offer under which the offered would own 30% or more of the Company's stock.

  In the event of a proposed takeover satisfying certain additional conditions, the rights could be exercised by all holders other than the takeover bidder at an exercise price of half of the current market price of the Company's common stock. This would have the effect of significantly diluting the holdings of the takeover bidder. These rights expire on May 3, 1998.

NOTE 10--EMPLOYEE STOCK PURCHASE PLANS:

  On October 1, 1997 the Company established Qualified and Non-Qualified Employee Stock Purchase Plans ("Stock Purchase Plans") for all eligible U.S. employees. An aggregate of 2.0 million shares of the Company's common stock (subject to adjustments for stock splits, dividends or other relevant changes in the Company's capitalization) may be sold pursuant to the Stock Purchase Plans. The Stock Purchase Plans enable employees to purchase, through payroll deductions, the Company's common stock at the lesser of 90% (subject to adjustment, but not less than 85%) of the market value on the first day of each month or the market value on the purchase date.

NOTE 11--FOREIGN INFORMATION:

  Information regarding geographic areas for the years ended October 31, 1997, 1996, and 1995 is as follows:

                               UNITED    EUROPE
                               STATES  MIDDLE EAST OTHER   ELIMINATIONS TOTAL
                               ------  ----------- ------  ------------ ------
                                               (IN MILLIONS)
Year Ended October 31, 1997
  Sales to unaffiliated
   customers.................. $208.8    $160.3    $122.3     $(60.9)   $430.5
  Operating income............ $ 30.0    $(16.9)   $  9.8               $ 22.9
  Identifiable assets......... $304.6    $118.5    $117.3     $(65.0)   $475.4
                               ======    ======    ======     ======    ======
Year Ended October 31, 1996
  Sales to unaffiliated
   customers.................. $164.9    $113.8    $ 95.0     $(32.9)   $340.8
  Operating income............ $(17.4)   $(26.6)   $(14.8)              $(58.8)
  Identifiable assets......... $234.9    $ 98.6    $107.2     $(56.3)   $384.4
                               ======    ======    ======     ======    ======
Year Ended October 31, 1995,
  Sales to unaffiliated
   customers.................. $173.7    $148.1    $ 92.0     $(39.7)   $374.1
  Operating income............ $ 28.5    $  9.3    $  3.3               $ 41.1
  Identifiable assets......... $225.2    $130.2    $ 87.3     $(49.5)   $393.2
                               ======    ======    ======     ======    ======

  The sales and operating income (loss) amounts reflected above include intercompany royalties, which are eliminated.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

  United States sales by geographical areas during the years ended October 31, 1997, 1996, and 1995 are as follows:

                                                    FOREIGN
                                       ---------------------------------
                                         EUROPE     ASIA      CANADA
                         UNITED STATES MIDDLE EAST PACIFIC LATIN AMERICA TOTAL
                         ------------- ----------- ------- ------------- ------
                                             (IN MILLIONS)
Year Ended October 31,
 1997...................    $151.6        $37.9     $14.7      $4.6      $208.8
Year Ended October 31,
 1996...................    $143.1        $13.0     $ 4.3      $4.5      $164.9
Year Ended October 31,
 1995...................    $147.3        $14.3     $ 5.4      $6.7      $173.7

NOTE 12--COMMITMENTS AND CONTINGENCIES:

  The Company leases its office space and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rent expense under such leases aggregated approximately $25.4 million, $24.1 million, and $15.7 million during 1997, 1996, and 1995, respectively. Minimum annual rental commitments under noncancelable operating leases for periods subsequent to October 31, 1997 are as follows: $21.6 million in 1998, $15.1 million in 1999, $11.9 million in 2000, $9.8 million in 2001, and $9.7 million in 2002 and $43.8 million in 2003 and thereafter.

  On August 20, 1997, the Company terminated its engagement of the managing underwriter of its then-pending public offering of convertible notes and concurrently elected not to proceed with its private offering of securities to a group of private investors led by Bain Capital, Inc. (the "Bain Investors"). On August 27, 1997 in the Superior Court of Massachusetts, certain of the Bain Investors filed a complaint against the Company, Roger E. Covey, the Company's Chief Executive Officer, and Hambrecht & Quist LLC, one of the successor representatives of the underwriters in the public offering. For the year ended October 31, 1997, $3.2 million was recorded as a special charge in the Company's Consolidated Statement of Operations related to this lawsuit. In January 1998, the Company settled the Bain Investors' lawsuit (see Note 13 below).

  In January 1997, class action lawsuits against the Company and certain of its officers were filed in state court in Illinois and in the federal court in Chicago, Illinois. The state court action alleges damages to persons who purchased the Company's Common Stock during the period from November 21, 1994 through January 7, 1997 arising from alleged violations of the Illinois securities laws and associated statutory and common law. The federal actions allege damages to persons who purchased the Company's Common Stock during the period from August 22, 1994 through January 7, 1997 arising from alleged violations of the federal securities laws and associated common laws. The lawsuits name the Company and several of its officers and directors as defendants, and allege violations of securities laws, fraud and negligence, stemming from circumstances which resulted in the restatement of the Company's financial statements for 1994 and 1995. The complaints do not specify the amounts of damages sought.

  The Company has executed a settlement agreement with the class plaintiffs in the Illinois state court action titled Steinberg v. SSA, 97 CH 287 (the "Settlement"). The presiding judge in the Illinois case approved the Settlement on September 30, 1997. Pursuant to the settlement, the Company paid $1.7 million in cash and a director and officer defendant contributed 100,000 shares of Common Stock. The $1.7 million is recorded in the Company's Consolidated Statement of Operations for the year ended October 31, 1997 as a special charge. Certain individual objectors to the Settlement filed a Notice of Appeal on October 17, 1997. There can be no assurance that the Settlement will not be overturned or that it will legally bar the federal claims described above. In addition, even if the Settlement bars the federal claims as described above, because the class period of the federal claims is slightly larger than the class period of the state claim and one defendant was named in the federal action that was not a defendant in the State action, the Settlement may not result in the dismissal of the entire federal action. The failure to achieve a dismissal of either of these actions or the failure to settle them on sufficiently advantageous terms could have a material adverse effect on the business, operating results and financial condition of the Company.

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

NOTE 13--SUBSEQUENT EVENTS (UNAUDITED):

  During January 1998 the $12.0 million convertible subordinated note was converted into 3.6 million shares of common stock.

  In January 1998, the Company settled the Bain Investors' lawsuit as described in Note 12. Pursuant to the settlement, the Company paid the Bain Investors approximately $3.65 million and issued to certain of the Bain Investors warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock, which warrants are exerciseable at $9.6875 per share, the fair market value as of the date of settlement.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN MILLIONS)

                          BALANCE AT   ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING OF TO COSTS AND      WRITE-OFFS AND    BALANCE AT END
                          PERIOD       EXPENSES          OTHER ADJUSTMENTS OF PERIOD
                          ------------ ----------------- ----------------- --------------
Allowance for doubtful
 accounts
  Year-ended October 31,
   1997.................     $16.5           $ 3.3             $(3.3)          $16.5
  Year-ended October 31,
   1996.................     $12.5           $ 9.3             $(5.3)          $16.5
  Year-ended October 31,
   1995.................     $10.2           $ 3.3             $(1.0)          $12.5
                          BALANCE AT   ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING OF TO COSTS AND      WRITE-OFFS AND    BALANCE AT END
                          PERIOD       EXPENSES          OTHER ADJUSTMENTS OF PERIOD
                          ------------ ----------------- ----------------- --------------
Accumulated amortization
 of software costs
  Year-ended October 31,
   1997.................     $61.1           $28.2               --            $89.3
  Year-ended October 31,
   1996.................     $41.1           $20.0               --            $61.1
  Year-ended October 31,
   1995.................     $26.2           $14.9               --            $41.1
                          BALANCE AT   ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING OF TO COSTS AND      WRITE-OFFS AND    BALANCE AT END
                          PERIOD       EXPENSES          OTHER ADJUSTMENTS OF PERIOD
                          ------------ ----------------- ----------------- --------------
Accumulated amortization
 of intangibles
  Year-ended October 31,
   1997.................     $ 0.9           $ 0.2               --            $ 1.1
  Year-ended October 31,
   1996.................     $ 0.5           $ 0.4               --            $ 0.9
  Year-ended October 31,
   1995.................     $ 0.3           $ 0.2               --            $ 0.5
                          BALANCE AT   ADDITIONS CHARGED DEDUCTIONS--
                          BEGINNING OF TO COSTS AND      WRITE-OFFS AND    BALANCE AT END
                          PERIOD       EXPENSES          OTHER ADJUSTMENTS OF PERIOD
                          ------------ ----------------- ----------------- --------------
Accumulated amortization
 of cost in
 excess of net assets of
 acquired businesses
  Year-ended October 31,
   1997.................     $ 8.7           $ 3.1               --            $11.8
  Year-ended October 31,
   1996.................     $ 6.0           $ 2.7               --            $ 8.7
  Year-ended October 31,
   1995.................     $ 4.3           $ 2.2             $(0.5)          $ 6.0

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION                             PAGE
 -------                           -----------                             ----
  3.1    Certificate of Incorporation, as amended to date...............   (1)
  3.2    Amendment to Certificate of Incorporation filed June 6, 1997...   (12)
  3.3    By-Laws, as amended to date....................................   (2)
  3.4    Certificate of Designations for Series A Preferred Stock.......   (12)
  4.1    Form of Indenture between the Company and Harris Trust and
         Savings Bank, as Trustee                                          (12)
  4.2    Form of Note (included in Exhibit 4.1)
 10.8    Incentive Stock Option Plan....................................   (3)
 10.12   Office Lease Northwestern Atrium Center, Chicago, Illinois,
         dated July 1, 1987 (the "Chicago Lease").......................   (1)
 10.15   Non-Qualified Stock Option Plan................................   (4)
 10.16   SSA Incentive Savings Plan effective May 1, 1986 as amended and
         restated November 1, 1988......................................   (5)
 10.24   Agreement dated August 27, 1990 between the Registrant and
         Ameritech Information Systems, Inc. ("Ameritech")..............   (6)
 10.25   Letter Agreement dated August 27, 1990 among the Registrant,
         Ameritech and Northwestern Atrium Center Associates L.P........   (6)
 10.31   Long-Term Incentive Plan.......................................   (7)
 10.38   Letter Agreement dated August 12, 1994 between the Registrant
         and Joseph J. Skadra...........................................   (9)
 10.43   Promissory note dated January 20, 1997, from Joseph J. Skadra
         to the Company.................................................   (9)
 10.44   Agreement dated January 6, 1998 between the Registrant and
         William M. Stuek...............................................
 21.1    Subsidiaries of the Registrant.................................
 23.1    Consent of Price Waterhouse LLP, the Registrant's Previous
         Independent Accountants........................................
 23.2    Consent of KPMG Peat Marwick LLP, the Registrant's Independent
         Auditors.......................................................
 27      Financial Data Schedule........................................

--------
 (1) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1987 (File No. 0-1~322).
 (2) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1989.
 (3) Incorporated by reference from the Registrant's Form S-l Registration Statement effective February 12, 1987.
 (4) Incorporated by reference from the Registrant's Form S-8 Registration Statement filed on October 4, 1988 (File No. 33-24516).
 (5) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1988.
 (6) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1990.
 (7) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1991.
 (9) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1994.
(12) Incorporated by reference from the Registrant's Form S-3 Registration Statement effective September 8, 1997.