Form 10-K/A
period 1997-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1998-03-02
CIK 808207

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A


(MARK ONE)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
      For the fiscal year ended October 31, 1997
                    OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
      For the transition period from            to

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

     ROGER E. COVEY, age 43, founded the Company and since November 1, 1994 has served as Chief Executive Officer and Chairman of the Board of the Company, positions which he also held from its inception in October 1981 until August 1991, at which time he was elected as Vice-Chairman of the Board. From September 1, 1994 until October 31, 1994, he served as the Company's Vice President-- Research and Development. He holds a B.S. degree from the University of Illinois and an M.B.A. and an M.A. in Chinese Art History, both from the University of Chicago.

     CASEY G. COWELL, age 45, has been a Director of the Company since
December 1997. Mr. Cowell is Vice Chairman of 3Com Corporation. Prior to its merger with 3Com Corporation, Mr. Cowell served as President of U.S. Robotics from 1978 until January 1997. Mr. Cowell was also Chairman of the Board, Chief Executive Officer, and a Director of U.S. Robotics since 1978. Mr. Cowell founded U.S. Robotics in 1976. Mr. Cowell also serves on the boards of PLATINUM technology, inc., May & Speh, Northwestern Memorial Corporation, a parent company of Northwestern Memorial Hospital, and as a trustee of the Illinois Institute of Technology. Mr. Cowell holds a B.A. degree from the University of Chicago.

     ANDREW J. FILIPOWSKI, age 47, has been a Director of the Company since July 1996. Mr. Filipowski has been President and Chief Executive Officer of PLATINUM technology, inc., a provider of enterprise infrastructure software products, since that company's founding in April 1987. Mr. Filipowski was a founder of DBMS, Inc., a software products and services company and served as its Chairman, President and Chief Executive Officer from 1979 until March 1987.

     JOHN W. PUTH, age 68, has been a Director of the Company since his appointment in April 1988. Since December 1987, Mr. Puth has served as President of J.W. Puth Associates, an industrial consulting firm. From January 1983 through December 1987, Mr. Puth was Chairman and President of Clevite Industries, Inc., a manufacturer of industrial products. From October 1975 until January 1983, Mr. Puth was President and Chief Executive Officer of Vapor Corporation. Mr. Puth is a director of Allied Products Corporation, Brockway, A.M. Castle & Co., L.B. Foster Company, Lindberg Corporation and USFreightways Corporation, as well as several privately-held corporations. He holds a B.S. degree from Lehigh University.

     WILLIAM M. STUEK, age 55, was appointed President and Chief Operating Officer of the Company on January 5, 1998. Prior to joining the Company, he served in a variety of sales, marketing and operational management positions with IBM Corporation. From 1996 through 1997, Mr. Stuek served as IBM's General Manager of North American Operations, in which he oversaw all sales, marketing, customer service/support, administrative operations, and information technology. Before that, he was General Manager of North American Sales and spent three years as General Manager of Product Sales for Europe, Middle East and Africa. Mr. Stuek also served as Assistant General Manager of IBM's Software Division and as General Manager of AS/400 Worldwide Marketing. Mr. Stuek holds a B.S. degree from Colgate University.

     WILLIAM N. WEAVER, JR., age 63, has been a Director of the Company since December 1986 and its Assistant Secretary since March 1985. Mr. Weaver is a member of the law firm of Sachnoff & Weaver, Ltd., an Illinois professional corporation ("S&W"), which is counsel to the Company. Mr. Weaver has practiced law in the State of Illinois since 1964 and serves as a director of USFreightways Corporation, as well as several privately-held corporations. He holds an A.B. degree from Oberlin College and a J.D. from John Marshall Law School.

  The Company's executive officers are appointed by, and serve at the discretion of, the Board of Directors. All Directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

ITEM 11. EXECUTIVE COMPENSATION

               MANAGEMENT COMPENSATION

     The table below discloses the compensation awarded by the Company during the Company's last three fiscal years to the Chief Executive Officer and to each of the other two executive officers as of the end of fiscal 1997:

                           Summary Compensation Table

                                              Annual Compensation         Long-term Compensation Awards
                                             ---------------------      ---------------------------------
   Name and Principal           Fiscal
      Position                   Year       Salary ($)     Bonus ($)    Securities Underlying Options (#)
   ------------------           ------      ----------     ---------    ---------------------------------
Roger E. Covey, Chairman         1997         400,000       200,000                 200,000
 of the Board and Chief          1996         400,000         - 0 -                   - 0 -
 Executive Officer               1995         342,917       127,000                 150,000


Joseph J. Skadra, Vice           1997         237,000        57,000                   - 0 -
 President and Chief             1996         229,000        47,000                   5,000
 Financial Officer               1995         220,000        64,000                   - 0 -


Riz Shakir, Executive Vice       1997         228,333        52,000                 125,000
 President of Research           1996         211,250        43,000                  30,000
 and Development

-----------------------

Option Grants in Fiscal 1997

     The following table provides further information on individual stock option grants made in fiscal 1997 to the named executive officers. The table does not reflect as additional grants options canceled and immediately reissued at lower exercise prices. See "Ten-Year Option Repricings" below. The exercise prices set forth in the table are net of all repricings.



                                                                                              Potential Realizable Value
                                               Individual Grants                              at Assumed Annual Rates of
                    ----------------------------------------------------------------------    Stock Price Appreciation(1)
                                             % of Total                                       ---------------------------
                    Number of Shares      Options Granted         Exercise
                    Underlying Options   to Employees in          Price         Expiration
Name                Granted (#)(2)          Fiscal 1997           ($/Sh.)          Date           5% ($)       10% ($)
----                --------------      -----------------         --------      ----------        ------       -------

Roger E. Covey          200,000                27.2%                7.81         06-13-07        982,333      2,489,426


Joseph J. Skadra         - 0 -                  N.A.                N.A.           N.A.            N.A.          N.A.


Riz Shakir               20,000                 2.7%                4.63         01-14-07         58,173        147,421
                         20,000                 2.7%                4.63         04-10-07         58,173        147,421
                         85,000                11.6%                8.06         08-04-07        430,856      1,091,873

-----------------------

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

(2) Options granted become exercisable ratably on the first five anniversaries of the grant date.

Aggregated Option Exercises in Fiscal 1997 and October 31, 1997 Option Values

     The following table provides information on option exercises in fiscal 1997 by the named executive officers and the value of such officers' unexercised stock options as of October 31, 1997.



                                                    Number of Shares Underlying      Value of Unexercised In-the-
                                                       Unexercised Options at              Money Options at
                       Shares                           October 31, 1997 (#)             October 31, 1997 ($)
                    Acquired on        Value            --------------------             --------------------
Name                Exercise (#)    Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
----                ------------    ------------    -----------    -------------    -----------    -------------

Roger E. Covey          -0-             N.A.           -0-              2,000           -0-            787,400

Joseph J. Skadra        -0-             N.A.          19,000           22,000         135,375          156,750

Riz Shakir              -0-             N.A.          30,002          169,998         213,764          919,006



Compensation of Directors

     The Company does not pay directors any cash consideration for serving on the Board of Directors. In recognition of their continued board service, the Company on December 16, 1994, adopted a policy pursuant to which every five years, all non-employee directors shall be awarded an option under the Company's existing stock option plans to purchase 22,500 shares, exercisable at the fair market value of the Company's stock on the date of grant, such options to become exercisable in equal portions on the first five anniversaries of the grant date. The first award under this plan was granted on December 16, 1994, and is exercisable at $4.63 per share. Pursuant to the same policy, Mr. Cowell was awarded options to purchase 22,500 shares and an additional 13,500 shares concurrently with his appointment to the Board of Directors in December of 1997. These options vest in five equal installments on the first five anniversaries of their appointment, and are exercisable at $9.69 per share, the fair market value of the Company's stock on the date of grant. In June of 1997, Messrs.
Filipowski and Puth and S&W were awarded options to purchase 18,000, 36,000 and 36,000 shares, respectively at $7.81, the fair market value of the Company's stock on the date of the grant.

     In consideration of this and earlier option grants, S&W agreed to waive its fees for Mr. Weaver's time expended attending meetings of the Board of Directors. Accordingly, neither Mr. Weaver nor S&W received any cash compensation in consideration of Mr. Weaver's services as a director in fiscal 1997.

Employment Contracts

     William M. Stuek, the Company's (President and) Chief Operating Officer, was hired on January 5, 1998 for a term of five years. The terms of his engagement are set forth in an employment agreement that includes the following: a base salary of $500,000, bonuses of up to $300,000 annually if the Company achieves specified quarterly and annual earnings targets and other management objectives, options to purchase 300,000 shares of Common Stock and otherwise in accordance with the term of the Company's Long-Term Incentive Plan, vesting over five years, an engagement bonus of $1,583,250 and a one-time bonus of $5,000,000 if the Company's common stock equal or exceeds. The employment agreement also is a non-competition and confidential clause which are to apply throughout Mr. Stuek's employment and for a period of one year thereafter.

     Joseph J. Skadra, the Company's Chief Financial Officer, was hired August 12, 1994. The terms of his engagement include the following: a base salary of $220,000 annually; bonuses of up to $80,000, in the first year, to be awarded if the Company achieves quarterly and annual earnings targets and if Mr. Skadra achieves specified personal management objectives; a bonus upon hiring of $40,000; and options to purchase 45,000 shares of Common Stock, vesting over five years, If all of the Company's Common Stock is acquired and Mr. Skadra does not become Chief Financial Officer of the acquiring firm, then 18,000 of the stock options will immediately vest, if they have not already.

     Riz Shakir, the Company's Executive Vice President of Research and Development, was hired June 1, 1994 and was appointed to his current position on November 1, 1996. The terms of his engagement include the following: a base salary of $180,000 annually; bonuses of $70,000, in the first year, to be awarded if the Company achieves quarterly and annual earnings targets and if Mr. Shakir achieves specified personal management objectives; a bonus upon hiring of $50,000; and options to purchase 30,000 shares of Common Stock, vesting over five years.


Ten-Year Option Repricings

     The following table provides certain information on the repricing during fiscal 1996 and 1997 of options held by certain of the executive officers. No options had been repriced prior to fiscal 1996. Further explanation concerning these repricings is included in the Report on Executive Compensation of the Compensation Committee of the Board of Directors, below.


                                         Number of
                                        Securities        Market Price                                           Length of Original
                                        Underlying        of Stock at         Exercise Price                         Option Term
                                          Options           Time of             at Time of       New Exercise     Remaining at Date
                                        Repriced or       Repricing or         Repricing or         Price          of Repricing or
     Name              Date             Amended (#)       Amendment ($)        Amendment ($)          ($)             Amendment
     ----              ----             -----------       -------------       --------------     ------------    ------------------
Roger E. Covey         N.A.                  0                N.A.                 N.A.              N.A.              N.A.
                       N.A.                  0                N.A.                 N.A.              N.A.              N.A.
                       N.A.                  0                N.A.                 N.A.              N.A.              N.A.
                       N.A.                  0                N.A.                 N.A.              N.A.              N.A.

Joseph J. Skadra     08-26-96               5,000            $9.81                $16.13            $9.81         9 years, 9 months

                     03/27/97              36,000             7.50                  9.83             7.50         7 years, 5 months
                     03/27/97               5,000             6.50                  9.81             7.50         9 years, 2 months

                     03/31/97              36,000             5.81                  7.50             5.81         7 years, 5 months
                     03/31/97               5,000             5.81                  7.50             5.81         9 years, 2 months

                     04-10-97              36,000             4.63                  9.83             4.63         7 years, 4 months
                     04-10-97               5,000             4.63                  9.81             4.63         9 years, 1 month

Riz Shakir           06/07/96              30,000            16.13                 24.08            16.13         9 years, 5 months
                     08/26/96              30,000             9.81                 16.13             9.81         9 years, 3 months
                     08/26/96              15,000             9.81                 18.08             9.81         9 years, 6 months

                     03/27/97              30,000             7.50                  9.83             7.50         7 years, 2 months
                     03/27/97              15,000             7.50                  9.81             7.50         8 years
                     03/27/97              30,000             7.50                  9.81             7.50         8 years, 8 months
                     03/27/97              20,000             7.50                 11.50             7.50         9 years, 10 months

                     03/31/97              30,000             5.81                  7.50             5.81         7 years, 2 months
                     03/31/97              15,000             5.81                  7.50             5.81         8 years
                     03/31/97              30,000             5.81                  7.50             5.81         8 years, 8 months
                     03/31/97              20,000             5.81                  7.50             5.81         9 years, 10 months

                     04/10/97              30,000             4.63                  5.81             4.63         7 years, 1 month
                     04/10/97              15,000             4.63                  5.81             4.63         7 years, 11 months
                     04/10/97              30,000             4.63                  5.81             4.63         8 years, 7 months
                     04/10/97              20,000             4.63                  5.81             4.63         9 years, 9 months


Riz Shakir      08-26-96    30,000   $9.81   $24.08   $9.81   9 years, 3 months

                04-10-97    30,000    4.63     9.83    4.63   7 years, 1 month
                04-10-97    15,000    4.63     9.81    4.63   7 years, 11 months
                04-10-97    30,000    4.63     9.81    4.63   8 years, 7 months
                04-10-97    20,000    4.63     11.5    4.63   9 years, 9 months

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

     For SSA executives, the performance-dependent portion of annual cash compensation approximates 40% of base cash compensation. These quantitative performance measures are tied directly to the SSA annual business plan. A portion is based on quarterly earnings per share and another portion is based on annual earnings per share. In addition, a variety of other quantitative measures besides earnings per share are included in determining the bonus and future base compensation for each executive. These other measures vary from executive to executive depending on the strategic needs of the business, and tend to be directly related to the executive's duties and the achievements of the specific business unit for which the executive is responsible. The components are reviewed and adjusted by the Compensation Committee on an annual basis. Based on the Company's hiring experience and discussions with executive recruiting firms, the Company believes that base cash compensation for key employees (which approximates 70% of annual cash compensation) is at an industry competitive level.

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

     The compensation of Roger E. Covey, the Company's Chairman and Chief Executive Officer, for services he rendered during fiscal 1997 was determined pursuant to a compensation program adopted by the Committee in December 1994, shortly after Mr. Covey resumed the position of Chairman and Chief Executive Officer. At that time, the Committee reviewed the compensation packages of the chief executives of comparable publicly-traded software companies, some of which the Committee believes are included in the NASDAQ CDP index used in the stock price performance chart below, as well as the compensation of the Company's immediate past Chairman, President and Chief Executive Officer. Based on the review of comparable and historical compensation levels, the Company's operating plan for fiscal 1995, and the services rendered and to be rendered by Mr. Covey, the Committee adopted a compensation program consisting of base salary, bonus and incentive and non-qualified options to purchase 150,000 shares of the Company's Common Stock, which options vest over a five year period following their grant. In April of 1997, Mr. Covey surrendered to the Company his option to purchase 200,000 shares of the Company's Common Stock in order to supply the Company's option plan pool with additional shares in order to attract and retain key personnel. Subsequently in June of 1997, Mr. Covey was granted an option to purchase 200,000 shares to become exercisable at $7.81 per share, the Company's fair market value on the reissuance date. In addition to the base salary and stock options discussed above, Mr. Covey's compensation program provided that he would be awarded bonuses in specified amounts if the Company achieved certain quarterly and annual per-share earnings targets, product release targets and other quantitative measures. In fiscal 1997, Mr. Covey received no raise in base salary from fiscal 1996, and was awarded a $200,000 bonus based on Mr. Covey's efforts in the Company's public offering of September 1997.

     On three occasions in Fiscal 1997, the Board determined to reprice the outstanding stock options of holders. The software industry is extremely competitive and stock options are the major long-term compensation tool used to attract, retain, motivate and reward key employees. During the second quarter of Fiscal 1997 the Company's stock price declined very sharply. Since there was no reasonable expectation that the options would have the desired effect, the Compensation Committee, in consultation with the Chief Executive Officer repriced the outstanding stock options of holders three times to the Company's fair market value on the given repricing date: (1) on March 27, 1997, options having an exercise price at or above $7.50 were repriced to become exercisable at $7.50 per share; (2) on March 31, 1997, options having an exercise price at or above $5.81 were repriced to become exercisable at $5.81 per share; and (3) on April 10, 1997, options having an exercise price at or above $4.63 were repriced to become exercisable at $4.63 per share.

     The foregoing report has been furnished by Messrs. Filipowski and Puth and Weaver, who currently constitute the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

     During fiscal 1997, the Compensation Committee of the Board of Directors consisted of Andrew J. Filipowski , John W. Puth and William N. Weaver. None of these persons was a current or former officer or employee of the Company or any of its subsidiaries. Mr. Weaver is a member of S&W, which provides legal services to the Company. See "Certain Relationships and Related Transactions."

                  STOCKHOLDER RETURN PERFORMANCE PRESENTATION

     The following graph presents a comparison of the cumulative total stockholder return on the Company's Common Stock since October 31, 1992 with the cumulative total return of the NASDAQ Computer and Data Processing Index ("NASDAQ CDP Index") and the Standard and Poor's 500 Composite Index.

Note: The stock price performance shown below is not necessarily indicative of future price performance.


             Comparison of Five-Year Cumulative Total Return Among System Software Associates, Inc., NASDAQ CDP Index, and S & P 500


Measurement Period            SYSTEM SOFTWARE          S&P       NASDAQ CDP
(Fiscal Year Covered)         ASSOCIATES, INC.      500 INDEX      INDEX
---------------------         ----------------      ---------    ----------
Measurement Pt-
10/31/92                            $100                $100        $100
FYE 10/31/93                        $100                $112        $115
FYE 10/31/94                        $ 87                $119        $135
FYE 10/31/95                        $217                $151        $217
FYE 10/31/96                        $124                $187        $238
FYE 10/31/97                        $125                $247        $321

Assumes $100 invested on October 31, 1992 in System Software Associates, Inc. Common Stock, NASDAQ CDP Index and S & P 500 Index.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of February 27, 1998 with respect to the beneficial ownership of the Company's outstanding Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each executive officer discussed under "Management Compensation" below, and all the directors and officers as a group. Except as otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them.

                    Name and Address                       Amount and Nature of                   Percent
                  of Beneficial Owner                      Beneficial Ownership                  of Class
                  -------------------                      --------------------                  ---------
Roger E. Covey..........................................      13,124,750 (2)                       31.1%
  System Software Associates
  500 W. Madison Street, 32nd Floor
  Chicago, Illinois  60661
Gardner Lewis Asset Management, L.P.....................       4,213,124 (3)                       9.86%
  285 Wilmington, W. Chester Pike
  Chadds Ford, PA 19317
Hambrecht & Quist Group.................................       3,393,452 (5)                        6.7%
  One Bush Street
  San Francisco, CA 94104
FMR Corp. ..............................................       3,657,942 (4)                       8.40%
  82 Devonshire Street
  Boston, MA 02109
Massachusetts Financial Services Company................       2,423,663 (6)                        5.7%
  500 Boylston Street
  Boston, MA 02116
William N. Weaver, Jr...................................         347,250 (7)                       *
John W. Puth............................................         108,375 (1)(8)                    *
Riz Shakir..............................................          47,002                           *

                    Name and Address                       Amount and Nature of Beneficial         Percent
                  of Beneficial Owner                                  Ownership                  of Class
                  -------------------                      -------------------------------        --------
Andrew J. Filipowski....................................             3,000                          *
Joseph J. Skadra........................................                 0                          *
Casey G. Cowel..........................................                 0                          *
All Officers and Directors as a Group (seven persons)...       [13,913,682]  [(1)(2)(7)(8)]        [32.5%]

--------------------------------
* Less than 1%.

(1) Includes options to acquire shares, exercisable within 60 days of February 27, 1998, as follows: Mr. Filipowski 3,000; Mr. Puth 47,250; and Mr. Shakir 47,002 shares.

(2) Includes 1,000,000 shares held by the Teng Research Foundation, of which Mr. Covey is a Director.

(3) According to a Report on the SEC's Schedule 13G filed for fiscal 1997, Gardner Lewis Asset Management has sole dispositive power for all 4,213,124 listed shares, and exercises sole voting power over 3,831,325 shares and shared voting power over 48,600 of such shares.

(4) According to a Report on the SEC's Schedule 13G filed for fiscal 1997, FMR Corp. has shared dispositive power over 3,657,942 shares and shared voting power over 3,657,942 shares.

(5) According to a Report on the SEC's Schedule 13G filed for fiscal 1997, Hambrecht & Quist Group has shared dispositive power over 3,393,452 and shared voting power over 3,393,452 shares.

(6) According to a Report on the SEC's Schedule 13G filed for fiscal 1997, Massachusetts Financial Services Company has sole dispositive power over 2,423,663 shares and sole voting power over 2,423,663 shares.

(7) Includes 47,250 unissued shares of the Company's Common Stock, subject to a currently exercisable option held by Sachnoff & Weaver, Ltd., of which Mr. Weaver is a member. Mr. Weaver disclaims beneficial ownership of all but his pro rata portion of the shares covered by the option.

(8) Includes 5,000 shares held by a family partnership, of which Mr. Puth is a general partner.


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

     Joseph J. Skadra, the Company's Chief Executive Officer, has borrowed funds from the Company commencing July 10, 1996. Amounts borrowed are represented by a promissory note, and bear interest at 8.25% per annum. Mr. Skadra borrowed the amounts for personal reasons. As of February 27, 1998, the amount owing, including accrued interest, is $220,500, which constitutes the largest amount which has been outstanding under such arrangements. Repayment of all amounts of principal is due January 21, 2000. Interest is payable monthly in arrears.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

               SYSTEM SOFTWARE ASSOCIATES, INC.


March 2, 1998         /s/  JOSEPH J. SKADRA
                      -----------------------
                      Joseph J. Skadra, Vice President
                      and Chief Financial Officer