Form 10-Q
period 1998-01-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1998-03-17
CIK 808207

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended JANUARY 31, 1998

                                      OR

[_]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from           to          .

                        COMMISSION FILE NUMBER 0-15322

                               ----------------

                       SYSTEM SOFTWARE ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

               DELAWARE                              36-3144515
    (STATE OR OTHER JURISDICTION OF     (IRS EMPLOYER IDENTIFICATION NUMBER)
             INCORPORATION
           OR ORGANIZATION)

      500 W. MADISON, 32ND FLOOR
           CHICAGO, ILLINOIS                            60661
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

     (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (312) 258-6000

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               YES  X    NO    .

  At March 12, 1998, there were 47,390,453 and 10,000 shares outstanding of the Company's Common ($.0033 par value) and Redeemable Series A Preferred ($.01 par value) Stock, respectively.

                             TOTAL OF SEQUENTIALLY
                              NUMBERED PAGES: 9

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                                     INDEX

                                                                           PAGE
                                                                           NO.
                                                                           ----
Part I--Financial information
  Consolidated Balance Sheets--January 31, 1998 and October 31, 1997......  3
  Consolidated Statements of Operations--three months ended January 31,
   1998 and 1997..........................................................  4
  Consolidated Statements of Cash Flows--three months ended January 31,
   1998 and 1997..........................................................  5
  Notes to Consolidated Financial Statements..............................  6
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations..........................................................  7
Part II--Other information................................................  8
Signature Page............................................................  9

                         PART I--FINANCIAL INFORMATION

ITEM I-- FINANCIAL STATEMENTS

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                        JANUARY 31, OCTOBER 31,
                        ASSETS                             1998        1997
                        ------                          ----------- -----------
                                                        (UNAUDITED)
Current Assets:
  Cash and equivalents................................    $ 60.6      $ 83.3
  Accounts receivable, less allowance for doubtful
   accounts of $16.5 and $16.5........................     197.9       198.3
  Income taxes receivable.............................       1.2         1.5
  Deferred income taxes...............................      11.3        11.3
  Prepaid expenses and other current assets...........      25.7        27.5
                                                          ------      ------
   Total current assets...............................     296.7       321.9
                                                          ------      ------
Property and Equipment:
  Data processing equipment...........................      43.3        42.0
  Furniture and office equipment......................      17.6        17.5
  Leasehold improvements..............................      10.1        10.3
  Transportation equipment............................       1.9         1.3
                                                          ------      ------
                                                            72.9        71.1
  Less--Accumulated depreciation and amortization.....      48.8        46.0
                                                          ------      ------
   Total property and equipment.......................      24.1        25.1
                                                          ------      ------
Other Assets:
  Software costs, less accumulated amortization of
   $97.5 and $89.3....................................     101.5        99.4
  Cost in excess of net assets of acquired businesses,
   less accumulated amortization of $12.5 and $11.8...      26.8        19.7
  Deferred income taxes...............................       5.2         3.9
  Investments in associated companies.................       1.0         1.6
  Miscellaneous.......................................       5.1         3.8
                                                          ------      ------
   Total other assets.................................     139.6       128.4
                                                          ------      ------
Total Assets..........................................    $460.4      $475.4
                                                          ======      ======
Current Liabilities:
  Accrued commissions and royalties...................    $ 24.4      $ 25.8
  Accounts payable and other accrued liabilities......      51.4        60.6
  Accrued compensation and related benefits...........      19.6        24.7
  Deferred revenue....................................      44.8        49.3
                                                          ------      ------
   Total Current Liabilities..........................     140.2       160.4
                                                          ------      ------
Long-Term Obligations:
  Convertible subordinated notes......................     137.2       149.1
  Other...............................................       1.5         1.7
                                                          ------      ------
   Total long-term obligations........................     138.7       150.8
                                                          ------      ------
Deferred Revenue......................................      31.3        32.4
                                                          ------      ------
Deferred Income Taxes.................................       0.8         0.8
                                                          ------      ------
Redeemable Series A Preferred Stock, $.01 par value,
 convertible, 10,000 shares issued and outstanding
 (liquidation preference of $10.0 million)............       9.3         9.2
                                                          ------      ------
Stockholders' Equity:
Preferred stock, $.01 par value, 100,000 shares
 authorized, none issued or outstanding; 10,000 shares
 issued as Series A Preferred Stock...................       --          --
Common stock, $.0033 par value, 250,000,000 shares
 authorized, 47,366,000 and 42,868,000 shares issued..       0.2         0.1
Capital in excess of par value........................      70.6        48.5
Retained earnings.....................................      75.5        77.1
Cumulative translation adjustment.....................      (6.2)       (3.9)
                                                          ------      ------
Total stockholders' equity............................     140.1       121.8
                                                          ------      ------
Total Liabilities and Stockholders' Equity............    $460.4      $475.4
                                                          ======      ======

          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Revenues:
  License fees........................................... $    60.9  $    65.1
  Client services and other..............................      38.1       27.1
                                                          ---------  ---------
    Total revenues.......................................      99.0       92.2
                                                          ---------  ---------
Costs and Expenses:......................................
  Cost of license fees...................................      18.2       15.9
  Cost of client services and other......................      26.8       23.5
  Sales and marketing....................................      20.1       22.9
  Research and development...............................      12.3       14.1
  General and administrative.............................      20.2       20.4
  Special charges........................................       1.1        --
                                                          ---------  ---------
    Total costs and expenses.............................      98.7       96.8
                                                          ---------  ---------
Operating income (loss)..................................       0.3       (4.6)
Non-operating income (expense), net......................      (2.3)      (2.1)
                                                          ---------  ---------
Income (loss) before income taxes........................      (2.0)      (6.7)
Provision (benefit) for income taxes.....................      (0.7)      (2.4)
                                                          ---------  ---------
Net income (loss)........................................      (1.3)      (4.3)
Preferred dividends......................................       0.3        --
                                                          ---------  ---------
Net income (loss) available for common stockholders...... $    (1.6) $    (4.3)
                                                          =========  =========
Basic earnings (loss) per share of common stock..........    $(0.04)    $(0.10)
                                                          =========  =========
Diluted earnings (loss) per share of common stock........    $(0.04)    $(0.10)
                                                          =========  =========
Weighted average common shares outstanding...............      43.7       42.6
                                                          =========  =========


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (IN MILLIONS, UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              JANUARY 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Cash Flows From Operating Activities:
  Net income (loss)......................................    $ (1.3)     $(4.3)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization of property and
     equipment...........................................       2.3        2.3
    Amortization of other assets.........................       9.1        7.0
    Provision for doubtful accounts......................       0.2        --
    Deferred income taxes................................      (1.3)      (2.5)
    Deferred revenue.....................................      (5.0)      (2.9)
    Changes in operating assets and liabilities, net of
     acquisitions:
      Accounts receivable................................       2.0       14.3
      Prepaid expenses and other current assets..........       4.5       (1.2)
      Miscellaneous assets...............................       0.5        0.1
      Accrued commissions and royalties..................      (1.1)      (1.9)
      Accounts payable and other accrued liabilities.....     (14.6)      (5.7)
      Accrued compensation and related benefits..........      (5.1)      (6.6)
      Income taxes.......................................       0.3        2.5
                                                          ---------  ---------
        Net cash provided by (used in) operating
         activities......................................      (9.5)       1.1
                                                          ---------  ---------
Cash Flows From Investing Activities:
  Purchases of property and equipment....................       --        (0.5)
  Software costs.........................................     (10.3)     (11.7)
  Investments and acquisitions, net of cash acquired.....      (2.0)       --
                                                          ---------  ---------
        Net cash flows used in investing activities......     (12.3)     (12.2)
                                                          ---------  ---------
Cash Flows From Financing Activities:
  Principal payments under financing obligations.........      (0.6)      (0.7)
  Proceeds from exercise of stock options................       0.6        0.1
  Dividends paid.........................................      (0.3)       --
                                                          ---------  ---------
        Net cash used in financing activities............      (0.3)      (0.6)
                                                          ---------  ---------
Effect of exchange rate changes on cash..................      (0.6)      (0.6)
                                                          ---------  ---------
        Net decrease in cash and equivalents.............     (22.7)     (12.3)
Cash and equivalents:
  Beginning of year......................................      83.3       38.1
                                                          ---------  ---------
  End of period.......................................... $    60.6  $    25.8
                                                          =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or "the Company"). Except for the consolidated balance sheet at October 31, 1997, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

  These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

NOTE 2--LONG-TERM OBLIGATIONS AND CAPITAL ISSUANCES

 Private Convertible Subordinated Note

  In March 1997, the Company issued a private convertible subordinated note to a strategic investor in the amount of $12.0 million. On January 12, 1998, the $12.0 million private convertible subordinated note was converted into 3.6 million shares of common stock.

 Issuance of Financial Advisor Warrants

  In January 1998, in consideration of certain long-term financial advisory services, the Company agreed to sell to a financial advisor for a nominal amount, warrants to purchase from the Company up to 1,325,000 shares of Common Stock (the "Financial Advisor Warrants"). The Financial Advisor Warrants are initially exercisable at $9.6875 per share, the fair market value at the date of the issuance and may be exercised at any time or from time to time within a ten year period, commencing on the warrant issue date. The fair value of the warrants of $2.8 million was recorded as an increase to capital in excess of par value and other assets and is being amortized over the term of the advisory services to be rendered.

NOTE 3--LEGAL PROCEEDINGS

  In January 1998, the Company settled the Bain Investors' lawsuit. Pursuant to the settlement, the Company paid the Bain Investors approximately $3.65 million and issued to certain of the Bain Investors warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock, which warrants are exercisable at $9.6875 per share, the fair market value as of the date of settlement.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

 Comparison of the Three Months Ended January 31, 1998 to the Three Months Ended January 31, 1997

  Total revenues increased 7.4% to $99.0 million during the first quarter of 1998 over total revenues of $92.2 million recorded during the first quarter of 1997. License fees were $60.9 million in the first quarter of 1998, a 6.5% decline when compared to the same period of 1997. Geographically, license fee revenue growth was strong in North America. International results were impacted by exchange rate changes during the quarter and weaker than expected sales in Europe. Client services revenues for the quarter were $38.1 million, an increase of 40.6% when compared to the same prior year period. The increase in services revenues is attributable to an increase in the number of billable services personnel following significant investments in open systems and object skills accompanying the development and release of BPCS Client/Server Version 6.0.

  Cost of license fees as a percentage of related revenues was 29.9% for the first quarter of 1998, up from 24.4% for the corresponding prior year period. Cost of license fees increased as a percentage of related revenues primarily due to increased capitalized software amortization and increased hardware costs.

  Cost of client services and other as a percentage of related revenues was 70.3% and 86.7% for the first quarter of 1998 and 1997, respectively. The decrease is primarily attributable to increased productivity of client services personnel and a reduction in warranty work in fiscal 1998.

  Sales and marketing expenses as a percentage of license fee revenues were 33.0% and 35.2% in the first quarters of 1998 and 1997, respectively. The decrease in the current quarter was primarily due to increased productivity of the Company's direct sales organization.

  Gross research and development (R&D) expenditures in the first quarter of 1998 decreased $3.6 million or 14% when compared to the first quarter of 1997. R&D spending related to the Company's development of its new product line based upon distributed object computing technology peaked during the last half of 1996 and has been declining since, as was reflected in the current quarter, as various projects related to such development wind down.

  The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $9.5 million of software development costs in the first quarter of 1998 as compared to $11.3 million in the first quarter of 1997. The capitalization ratio (capitalized software as a percentage of gross R&D) in the first quarters of 1998 and 1997 was 43.6% and 44.5%, respectively.

  The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

                                                          QUARTER
                                                           ENDED      PERCENTAGE
                                                        JANUARY 31,     CHANGE
                                                        ------------  ----------
                                                                       1998 VS.
                                                        1998   1997      1997
                                                        -----  -----  ----------
                                                            (IN
                                                         MILLIONS)
      Gross R&D expenditures........................... $21.8  $25.4    (14%)
      Less amount capitalized..........................  (9.5) (11.3)   (16%)
                                                        -----  -----    -----
      Net R&D expenses................................. $12.3  $14.1    (13%)
                                                        =====  =====    =====

  General and administrative expenses of $20.2 million decreased $0.2 million over the prior year primarily due to a decrease in occupancy costs partially offset by foreign exchange losses.

  The special charge of $1.1 million in the current quarter relates to the final settlement of Bain Investors lawsuit.

  Operating income in the first quarter of 1998 was $0.3 million an increase of $4.9 million from the operating loss of ($4.6) million in the corresponding quarter of the previous year primarily due to increased revenues, client services gross profit margin improvements and lower sales and marketing expenses.

  Non-operating expense of $2.3 million in the current quarter increased $.2 million over the prior year quarter balance of $2.1 million and represents, primarily, net interest expense.

LIQUIDITY AND CAPITAL RESOURCES

  Cash and equivalents stood at $60.6 million at January 31, 1998 a decrease of $22.7 million from October 31, 1997. Cash usage was primarily due to one time factors including the acquisition of the remaining 81% of the Company's U.K. affiliate, SSA Acclaim, payment of the costs related to the Bain Investors settlement, and the payment of certain warranty costs, as well as a general reduction in the level of accounts payable.

  On January 12, 1998, the holder of the Company's $12.0 million convertible subordinated three year promissory note elected to exercise its conversion right. The financial impact of that conversion was to reduce Long-Term Obligations by $12.0 million and increase Stockholders' Equity by the same amount. The number of newly issued shares of Common Stock resulting from the conversion was 3.6 million shares.

  Management believes that based upon its anticipated operating results, cash generated from operations, combined with current working capital, will provide sufficient liquidity to meet the Company's capital requirements for the foreseeable future.

                          PART II--OTHER INFORMATION

      Item 1. Legal Proceedings...........................................  None
      Item 2. Changes in Securities.......................................  None
      Item 3. Defaults Upon Senior Securities.............................  None
      Item 4. Submission of Matters to a Vote of Security Holders.........  None
      Item 5. Other Information...........................................  None
      Item 6. Exhibits and Reports on Form 8-K............................

  (a) On January 6, 1998, the Company issued a press release announcing the appointment of its new chief operating officer, president and director, William M. Stuek.

  (b) On January 6, 1998, the Company issued a press release announcing, inter alia, the settlement of the suit brought by Bain Capital.

                                 SIGNATURE PAGE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        March 17, 1998
Date __________________________
                                          System Software Associates, Inc.

                                                 /s/ Roger E. Covey
                                          -------------------------------------
                                                     Roger E. Covey
                                          Chairman and Chief Executive Officer

                                                /s/ Joseph J. Skadra
                                          -------------------------------------
                                                    Joseph J. Skadra
                                                 Chief Financial Officer