Form 10-K/A
period 1997-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1998-04-07
CIK 808207

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

     CASEY G. COWELL, age 45, has been Director of the Company since December 1997. Mr. Cowell is Vice Chairman of the board of directors of 3COM Corporation. Mr. Cowell co-founded U.S. Robotics in 1976 and served as its chairman and chief executive officer until its merger with 3COM in June 1997. Mr. Cowell also serves on the boards of Mastering Computers, May & Speh, Northwestern Memorial Corporation, the parent company of Northwestern Memorial Hospital, and he is a trustee of the Illinois Institute of Technology. Mr. Cowell holds a B.A. degree in economics from the University of Chicago.

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



                                                                                              Potential Realizable Value
                                               Individual Grants                              at Assumed Annual Rates of
                    ----------------------------------------------------------------------    Stock Price Appreciation(1)
                                             % of Total                                       ---------------------------
                    Number of Shares      Options Granted         Exercise
                    Underlying Options   to Employees in          Price         Expiration
Name                Granted (#)(2)          Fiscal 1997           ($/Sh.)          Date           5% ($)       10% ($)
----                --------------      -----------------         --------      ----------        ------       -------

Roger E. Covey          200,000(3)             27.2%                7.81         06-13-07        982,333      2,489,426


Joseph J. Skadra         - 0 -                  N.A.                N.A.           N.A.            N.A.          N.A.


Riz Shakir               20,000                 2.7%                4.63         01-14-07         58,173        147,421
                         20,000                 2.7%                4.63         04-10-07         58,173        147,421
                         85,000                11.6%                8.06         08-04-07        430,856      1,091,873

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

(3) Options granted to replace options previously surrendered, see "Compensation Committee Report".

     The following table provides information on option exercises in fiscal 1997 by the named executive officers and the value of such officers' unexercised stock options as of October 31, 1997.



                                                    Number of Shares Underlying      Value of Unexercised In-the-
                                                       Unexercised Options at              Money Options at
                       Shares                           October 31, 1997 (#)             October 31, 1997 ($)
                    Acquired on        Value            --------------------             --------------------
Name                Exercise (#)    Realized ($)    Exercisable    Unexercisable    Exercisable    Unexercisable
----                ------------    ------------    -----------    -------------    -----------    -------------

Roger E. Covey          -0-             N.A.           -0-            200,000           -0-            787,400

Joseph J. Skadra        -0-             N.A.          19,000           22,000         135,375          156,750

Riz Shakir              -0-             N.A.          30,002          169,998         213,764          919,006



Compensation of Directors

     The Company does not pay directors any cash consideration for serving on the Board of Directors. In recognition of their continued board service, the Company on December 16, 1994, adopted a policy pursuant to which every five years, all non-employee directors shall be awarded an option under the Company's existing stock option plans to purchase 22,500 shares, exercisable at the fair market value of the Company's stock on the date of grant, such options to become exercisable in equal portions on the first five anniversaries of the grant date. The first award under this plan was granted on December 16, 1994, and is exercisable at $4.63 per share. Pursuant to the same policy, Mr. Cowell was awarded options to purchase 22,500 shares and an additional 13,500 shares concurrently with his appointment to the Board of Directors in December of 1997. These options vest in five equal installments on the first five anniversaries of their appointment, and are exercisable at $9.69 per share, the fair market value of the Company's stock on the date of grant. In June of 1997, Messrs.
Filipowski and Puth and S&W were awarded options to purchase 18,000, 36,000 and 36,000 shares, respectively, at $7.81, the fair market value of the Company's stock on the date of the grant.

     In consideration of this and earlier option grants, S&W agreed to waive its fees for Mr. Weaver's time expended attending meetings of the Board of Directors. Accordingly, neither Mr. Weaver nor S&W received any cash compensation in consideration of Mr. Weaver's services as a director in fiscal 1997.

Employment Contracts

     William M. Stuek, the Company's (President and) Chief Operating Officer, was hired on January 5, 1998 for a term of five years. The terms of his engagement are set forth in an employment agreement that includes the following: a base salary of $500,000, bonuses of up to $300,000 annually if the Company achieves specified quarterly and annual earnings targets and other management objectives, options to purchase 300,000 shares of Common Stock in accordance with the terms of the Company's Long-Term Incentive Plan, vesting over five years, an engagement bonus of $1,583,250 and a one-time bonus of $5,000,000 if the Company's common stock equal or exceeds $50 for any 180 day consecutive period. The employment agreement also has a non-competition and confidential clause which are to apply throughout Mr. Stuek's employment and for a period of one year thereafter.

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


                                         Number of
                                        Securities        Market Price                                           Length of Original
                                        Underlying        of Stock at         Exercise Price                         Option Term
                                          Options           Time of             at Time of       New Exercise     Remaining at Date
                                        Repriced or       Repricing or         Repricing or         Price          of Repricing or
     Name              Date             Amended (#)       Amendment ($)        Amendment ($)          ($)             Amendment
     ----              ----             -----------       -------------       --------------     ------------    ------------------
Roger E. Covey         N.A.                  0                N.A.                 N.A.              N.A.              N.A.

Joseph J. Skadra     08-26-96               5,000             9.81                 16.13             9.81         9 years, 9 months

                     03-27-97              36,000             7.50                  9.83             7.50         7 years, 5 months
                     03-27-97               5,000             7.50                  9.81             7.50         9 years, 2 months

                     03-31-97              36,000             5.81                  7.50             5.81         7 years, 5 months
                     03-31-97               5,000             5.81                  7.50             5.81         9 years, 2 months

                     04-10-97              36,000             4.63                  5.81             4.63         7 years, 4 months
                     04-10-97               5,000             4.63                  5.81             4.63         9 years, 1 month

Riz Shakir           06-07-96              30,000            16.13                 24.08            16.13         9 years, 5 months
                     08-26-96              30,000             9.81                 16.13             9.81         9 years, 3 months
                     08-26-96              15,000             9.81                 18.08             9.81         9 years, 6 months

                     03-27-97              30,000             7.50                  9.83             7.50         7 years, 2 months
                     03-27-97              15,000             7.50                  9.81             7.50         8 years
                     03-27-97              30,000             7.50                  9.81             7.50         8 years, 8 months
                     03-27-97              20,000             7.50                 11.50             7.50         9 years, 10 months

                     03-31-97              30,000             5.81                  7.50             5.81         7 years, 2 months
                     03-31-97              15,000             5.81                  7.50             5.81         8 years
                     03-31-97              30,000             5.81                  7.50             5.81         8 years, 8 months
                     03-31-97              20,000             5.81                  7.50             5.81         9 years, 10 months

                     04-10-97              30,000             4.63                  5.81             4.63         7 years, 1 month
                     04-10-97              15,000             4.63                  5.81             4.63         7 years, 11 months
                     04-10-97              30,000             4.63                  5.81             4.63         8 years, 7 months
                     04-10-97              20,000             4.63                  5.81             4.63         9 years, 9 months

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

     The compensation of Roger E. Covey, the Company's Chairman and Chief Executive Officer, for services he rendered during fiscal 1997 was determined pursuant to a compensation program adopted by the Committee in December 1994, shortly after Mr. Covey resumed the position of Chairman and Chief Executive Officer. At that time, the Committee reviewed the compensation packages of the chief executives of comparable publicly-traded software companies, some of which the Committee believes are included in the NASDAQ CDP index used in the stock price performance chart below, as well as the compensation of the Company's immediate past President and Chief Executive Officer. Based on the review of comparable and historical compensation levels, the Company's operating plan for fiscal 1995, and the services rendered and to be rendered by Mr. Covey, the Committee adopted a compensation program consisting of base salary, bonus and incentive and non-qualified options of the Company's Common Stock, which options vest over a five year period following their grant. In addition to the base salary and stock options discussed above, Mr. Covey's compensation program provided that he would be awarded bonuses in specified amounts if the Company achieved certain quarterly and annual per-share earnings targets, product release targets and other quantitative measures. In fiscal 1997, Mr. Covey received no raise in base salary from fiscal 1996, and was awarded a $200,000 bonus based on his efforts in the Company's refinancing in September 1997. In April of 1997, Mr. Covey surrendered to the Company his option to purchase 200,000 shares of the Company's Common Stock in order to supply the Company's option plan pool with additional shares in order to attract and retain key personnel. Subsequently in June of 1997, Mr. Covey was granted an option to purchase 200,000 shares to become exercisable at $7.81 per share, the Company's fair market value on the reissuance date.

     On three occasions in Fiscal 1997, the Board determined to reprice the outstanding stock options of holders. The software industry is extremely competitive and stock options are the major long-term compensation tool used to attract, retain, motivate and reward key employees. During the second quarter of Fiscal 1997 the Company's stock price declined very sharply. Since there was no reasonable expectation that the options would have the desired effect, the Compensation Committee, in consultation with the Chief Executive Officer repriced the outstanding stock options of holders three times to the Company's fair market value on the given repricing date. On April 10, 1997, the final repricing, options having an exercise price at or above $4.63 were repriced to become exercisable at $4.63 per share.

     The foregoing report has been furnished by Messrs. Filipowski, Puth and Weaver, who currently constitute the Compensation Committee.

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


             Comparison of Five-Year Cumulative Total Return Among System Software Associates, Inc., NASDAQ CDP Index, and S & P 500


Measurement Period            SYSTEM SOFTWARE          S&P       NASDAQ CDP
(Fiscal Year Covered)         ASSOCIATES, INC.      500 INDEX      INDEX
---------------------         ----------------      ---------    ----------
Measurement Pt-
10/31/92                            $100                $100        $100
FYE 10/31/93                        $100                $115        $112
FYE 10/31/94                        $ 87                $119        $135
FYE 10/31/95                        $217                $151        $205
FYE 10/31/96                        $124                $187        $238
FYE 10/31/97                        $125                $247        $321

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

                    Name and Address                       Amount and Nature of                   Percent
                  of Beneficial Owner                      Beneficial Ownership                  of Class
                  -------------------                      --------------------                  ---------
Roger E. Covey..........................................      13,124,750 (2)                       27.7%
  System Software Associates
  500 W. Madison Street, 32nd Floor
  Chicago, Illinois  60661
Gardner Lewis Asset Management, L.P.....................       4,213,124 (3)                       8.89%
  285 Wilmington, W. Chester Pike
  Chadds Ford, PA 19317
FMR Corp. ..............................................       3,657,942 (4)                       7.72%
  82 Devonshire Street
  Boston, MA 02109
Hambrecht & Quist Group.................................       3,393,452 (5)                       7.16%
  One Bush Street
  San Francisco, CA 94104
Massachusetts Financial Services Company................       2,423,663 (6)                       5.11%
  500 Boylston Street
  Boston, MA 02116
William N. Weaver, Jr...................................         347,250 (7)                       *
Riz Shakir..............................................         113,669                           *
John W. Puth............................................         108,375 (1)(8)                    *

                    Name and Address                       Amount and Nature of Beneficial         Percent
                  of Beneficial Owner                                  Ownership                  of Class
                  -------------------                      -------------------------------        --------
Andrew J. Filipowski....................................             3,000                          *
Joseph J. Skadra........................................                 0                          *
Casey G. Cowell.........................................                 0                          *
All Officers and Directors as a Group (seven persons)...        13,697,044    (1)(2)(7)(8)          28.9%

--------------------------------
* Less than 1%.

(1) Includes options to acquire shares, exercisable within 60 days of February 27, 1998, as follows: Mr. Filipowski 3,000; Mr. Puth 47,250; and Mr. Shakir 47,002 shares.

(2) Includes 1,000,000 shares held by the Teng Research Foundation, of which Mr. Covey is a Director.

(3) According to a Report on the SEC's Schedule 13G, as of December 31, 1997 Gardner Lewis Asset Management has sole dispositive power for all 4,213,124 listed shares, and exercises sole voting power over 3,831,325 shares and shared voting power over 48,600 of such shares.

(4) According to a Report on the SEC's Schedule 13G, as of December 31, 1997 FMR Corp. has shared dispositive power over 3,657,942 shares and shared voting power over 3,657,942 shares.

(5) According to a Report on the SEC's Schedule 13G, as of December 31, 1997 Hambrecht & Quist Group has shared dispositive power over 3,393,452 and shared voting power over 3,393,452 shares.

(6) According to a Report on the SEC's Schedule 13G, as of December 31, 1997 Massachusetts Financial Services Company has sole dispositive power over 2,423,663 shares and sole voting power over 2,423,663 shares.

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