Form 10-K/A
period 1997-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1998-04-10
CIK 808207

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

(3) Options granted to replace options previously surrendered. See "Report on Executive Compensation of the Compensation Committee of the Board of Directors" below.

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



Compensation of Directors

     The Company does not pay directors any cash consideration for serving on the Board of Directors. In recognition of their continued board service, the Company on December 16, 1994, adopted a policy pursuant to which every five years, all non-employee directors shall be awarded an option under the Company's existing stock option plans to purchase 22,500 shares, exercisable at the fair market value of the Company's stock on the date of grant, such options to become exercisable in equal portions on the first five anniversaries of the grant date. The first award under this plan was granted on December 16, 1994, and is exercisable at $4.63 per share. Pursuant to the same policy, Mr. Cowell was awarded options to purchase 22,500 shares and an additional 13,500 shares concurrently with his appointment to the Board of Directors in December 1997. These options vest in five equal installments on the first five anniversaries of his appointment, and are exercisable at $9.69 per share, the fair market value of the Company's stock on the date of grant. In June 1997, Messrs. Filipowski and Puth and S&W were awarded additional options to purchase 18,000, 36,000 and 36,000 shares, respectively, at $7.81, the fair market value of the Company's stock on the date of the grant.

     In consideration of this and earlier option grants, S&W agreed to waive its fees for Mr. Weaver's time expended attending meetings of the Board of Directors. Accordingly, neither Mr. Weaver nor S&W received any cash compensation in consideration of Mr. Weaver's services as a director in fiscal 1997.

Employment Contracts

     William M. Stuek, the Company's President and Chief Operating Officer, was hired on January 5, 1998 for a term of five years. The terms of his engagement are set forth in an employment agreement that includes the following: a base salary of $500,000, bonuses of up to $300,000 annually if the Company achieves specified quarterly and annual earnings targets and other management objectives, options to purchase 300,000 shares of Common Stock in accordance with the terms of the Company's Long-Term Incentive Plan, vesting over five years, an engagement bonus of $1,583,250 and a one-time bonus of $5,000,000 if the Company's common stock equals or exceeds $50 for any 180 day consecutive period. The employment agreement also has a non-competition and confidential clause which is to apply throughout Mr. Stuek's employment and for a period of one year thereafter.

     Joseph J. Skadra, the Company's Chief Financial Officer, was hired in August of 1994. The terms of his engagement include the following: a base salary of $220,000 annually; bonuses to be awarded if the Company achieves quarterly and annual earnings targets and if Mr. Skadra achieves specified personal management objectives; and options to purchase 45,000 shares of Common Stock, vesting over five years. If all of the Company's Common Stock is acquired and Mr. Skadra does not become Chief Financial Officer of the acquiring firm, then 18,000 of the stock options will immediately vest, if they have not already.

     Riz Shakir, the Company's Executive Vice President of Research and Development, was hired June 1, 1994 and was appointed to his current position on November 1, 1996. The terms of his engagement include the following: a base salary of $180,000 annually; bonuses to be awarded if the Company achieves quarterly and annual earnings targets and if Mr. Shakir achieves specified personal management objectives; and options to purchase 30,000 shares of Common Stock, vesting over five years.

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

     The compensation of Roger E. Covey, the Company's Chairman and Chief Executive Officer, for services he rendered during fiscal 1997 was determined pursuant to a compensation program adopted by the Committee in December 1994, shortly after Mr. Covey resumed the position of Chairman and Chief Executive Officer. At that time, the Committee reviewed the compensation packages of the chief executives of comparable publicly-traded software companies, some of which the Committee believes are included in the NASDAQ CDP index used in the stock price performance chart below, as well as the compensation of the Company's immediate past President and Chief Executive Officer. Based on the review of comparable and historical compensation levels, the Company's operating plan for fiscal 1995, and the services rendered and to be rendered by Mr. Covey, the Committee adopted a compensation program consisting of base salary, bonus and incentive and non-qualified options of the Company's Common Stock, which options vest over a five year period following their grant. In addition to the base salary and stock options discussed above, Mr. Covey's compensation program provided that he would be awarded bonuses in specified amounts if the Company achieved certain quarterly and annual per-share earnings targets, product release targets and other quantitative measures. In fiscal 1997, Mr. Covey received no raise in base salary from fiscal 1996, and was awarded a $200,000 bonus based on his efforts in support of the Company's refinancing, which closed in September 1997. In April of 1997, Mr. Covey surrendered to the Company his option to purchase 200,000 shares of the Company's Common Stock to supply the Company's Long Term Incentive Option Plan with additional shares in order to attract and retain key personnel. Subsequently in June of 1997, after the stockholders approved an amendment to the Long Term Incentive Option Plan increasing its size, Mr. Covey was granted an option to purchase 200,000 shares to become exercisable at $7.81 per share, the Company's fair market value on the reissuance date.

     On three occasions in Fiscal 1997, the Board determined to reprice the outstanding stock options of holders. The software industry is extremely competitive and stock options are the major long-term compensation tool used to attract, retain, motivate and reward key employees. During the second quarter of Fiscal 1997 the Company's stock price declined very sharply. Since there was no reasonable expectation that the options would have the desired effect, the Compensation Committee, in consultation with the Chief Executive Officer, repriced the outstanding stock options of holders three times to the Company's fair market value on the given repricing date. On April 10, 1997, the final repricing, at which time options having an exercise price at or above $4.63 were repriced to become exercisable at $4.63 per share.

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

                    Name and Address                       Amount and Nature of                   Percent
                  of Beneficial Owner                      Beneficial Ownership                  of Class
                  -------------------                      --------------------                  ---------
Roger E. Covey..........................................      13,124,750 (1)                        27.7%
  c/o System Software Associates
  500 W. Madison Street, 32nd Floor
  Chicago, Illinois  60661
Gardner Lewis Asset Management, L.P.....................       4,213,124 (2)                         8.9%
  285 Wilmington, W. Chester Pike
  Chadds Ford, PA 19317
FMR Corp. ..............................................       3,657,942 (3)                         7.7%
  82 Devonshire Street
  Boston, MA 02109
Hambrecht & Quist Group.................................       3,393,452 (4)(9)                      6.7%
  One Bush Street
  San Francisco, CA 94104
Massachusetts Financial Services Company................       2,423,663 (5)                         5.1%
  500 Boylston Street
  Boston, MA 02116
William N. Weaver, Jr...................................         347,250 (6)                         *
John W. Puth............................................         189,313 (7)(8)                      *
Riz Shakir..............................................         113,669 (7)                         *
William M. Stuek.........................................         50,000 (7)                         *
Andrew J. Filipowski....................................           4,500 (7)                         *
Casey G. Cowell.........................................               0                             *
Joseph J. Skadra........................................               0                             *
All Officers and Directors as a Group
  (eight persons).......................................      13,829,482 (1)(6)(7)(8)               29.1%

-----------------------

*Less than 1%.
(1) Includes 800,000 shares held by the Tang Research Foundation, of which Mr. Covey is a Director.
(2) According to a Report on the SEC's Schedule 13G, as of December 31, 1997 Gardner Lewis Asset Management has sole dispositive power for all 4,213,124 listed shares, and exercises sole voting power over 3,831,325 shares and shared voting power over 48,600 of such shares.

(3) According to a Report on the SEC's Schedule 13G, as of December 31, 1997, FMR Corp. has shared dispositive and voting power over all listed shares.
(4) According to a Report on the SEC's Schedule 13G, as of December 31, 1997, Hambrecht & Quist Group ("H&Q") has shared dispositive and voting power over all listed shares. Such shares are issuable upon conversion of the shares of the Company's Series A Preferred Stock and the exercise of certain warrants held by H&Q.
(5) According to a Report on the SEC's Schedule 13G, as of December 31, 1997 Massachusetts Financial Services Company has sole dispositive and voting power over all listed shares.
(6) Includes 47,250 unissued shares of the Company's Common Stock, subject to a currently exercisable option held by Sachnoff & Weaver, Ltd., of which Mr. Weaver is a member. Mr. Weaver disclaims beneficial ownership of all but his pro rata portion of the shares covered by the option.
(7) Includes unissued shares of the Company's Common Stock, subject to options exercisable within 60 days of February 27, 1998, as follows: Mr. Puth 47,250; Mr. Shakir 47,002; Mr. Stuek 50,000 and Mr. Filipowski 4,500.
(8) Includes 5,000 shares held by a family partnership, of which Mr. Puth is a general partner.

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

               SYSTEM SOFTWARE ASSOCIATES, INC.


April 10, 1998        /s/  JOSEPH J. SKADRA
                      -----------------------
                      Joseph J. Skadra, Vice President
                      and Chief Financial Officer