Form 10-Q
period 1998-04-30
SYSTEM SOFTWARE ASSOCIATES INC
filed 1998-06-15
CIK 808207

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1998
                                    --------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from______________to__.

                        Commission  file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware
----------------------------------------------
 (State or other jurisdiction of incorporation
            or organization)

               36-3144515
  --------------------------------------------
  (IRS Employer Identification Number)

            500 W. Madison, 32nd Floor
                 Chicago, Illinois                                 60661
----------------------------------------------                   ----------
     (Address of principal executive offices)                    (Zip Code)

(Registrant's telephone number, including area code)           (312) 258-6000
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

YES [X]  NO___.


     At June 10, 1998, there were 47,487,251 and 10,000 shares outstanding of the Company's Common ($.0033 par value) and Redeemable Series A Preferred ($.01 par value) Stock, respectively.


TOTAL OF SEQUENTIALLY
NUMBERED PAGES:   12
                  --

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX


                                                                              Page
                                                                               No.
Part I          Financial information

                Consolidated Balance Sheets--                                  3-4
                  April 30, 1998 and October 31, 1997

                Consolidated Statements of Operations--                         5
                  three and six months ended April 30, 1998 and 1997

                Consolidated Statements of Cash Flows--                         6
                  six months ended April 30, 1998 and 1997

                Notes to Consolidated Financial Statements                      7

                Management's Discussion and Analysis of Financial Condition   8 - 10
                  and Results of Operations

Part II         Other information                                               11

Signature Page                                                                  12

Part I - Financial Information
Item I - Financial Statements


                         SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS
                                  (in millions)

                                                                                   April 30,  October 31,
                                                                                     1998        1997
                                                                                  ----------  ----------
                                                                                  (unaudited)
CURRENT ASSETS:
  Cash and equivalents                                                                 $ 65.5      $ 83.3
  Accounts receivable, less allowance for doubtful accounts of $16.5 and $16.5          182.3       198.3
  Income taxes receivable                                                                 3.0         1.5
  Deferred income taxes                                                                  11.8        11.3
  Prepaid expenses and other current assets                                              28.4        27.5
                                                                                       ------      ------
     Total current assets                                                               291.0       321.9
                                                                                       ------      ------

PROPERTY and EQUIPMENT:
  Data processing equipment                                                              44.8        42.0
  Furniture and office equipment                                                         17.6        17.5
  Leasehold improvements                                                                 10.3        10.3
  Transportation equipment                                                                1.9         1.3
                                                                                       ------      ------
                                                                                         74.6        71.1
  Less - Accumulated depreciation and amortization                                       51.5        46.0
                                                                                       ------      ------
     Total property and equipment                                                        23.1        25.1
                                                                                       ------      ------

OTHER ASSETS:
  Software costs, less accumulated amortization of $106.0 and $89.3                      102.2       99.4
  Cost in excess of net assets of acquired businesses,
    less accumulated amortization of $13.8 and $11.8                                     25.5        19.7
  Deferred income taxes                                                                   8.6         3.9
  Investments in associated companies                                                     1.0         1.6
  Miscellaneous                                                                           5.4         3.8
                                                                                       ------      ------
    Total other assets                                                                  142.7       128.4
                                                                                       ------      ------
TOTAL ASSETS                                                                           $456.8      $475.4
                                                                                       ======      ======

           See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (in millions, except share data)

                                                                                  April 30,            October 31,
                                                                                    1998                  1997
                                                                                 -----------           ----------
                                                                                 (unaudited)
CURRENT LIABILITIES:
  Accrued commissions and royalties                                                $ 24.1                 $ 25.8
  Accounts payable and other accrued liabilities                                     55.6                   60.6
  Accrued compensation and related benefits                                          20.7                   24.7
  Deferred revenue                                                                   46.4                   49.3
                                                                                   ------                 ------
     Total current liabilities                                                      146.8                  160.4
                                                                                   ------                 ------
LONG-TERM OBLIGATIONS:
  Convertible subordinated notes                                                    137.2                  149.1
  Other                                                                               1.6                    1.7
                                                                                   ------                 ------
    Total long-term obligations                                                     138.8                  150.8
                                                                                   ------                 ------
DEFERRED REVENUE                                                                     31.6                   32.4
                                                                                   ------                 ------
DEFERRED INCOME TAXES                                                                 -                      0.8
                                                                                   ------                 ------
REDEEMABLE SERIES A PREFERRED STOCK, $.01 par value, convertible, 10,000
  shares issued and outstanding (liquidation preference of $10.0 million)             9.3                    9.2
                                                                                   ------                 ------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 100,000 shares authorized;
    10,000 shares issued as Series A Preferred Stock                                  -                      -
  Common stock, $.0033 par value, 250,000,000 shares authorized,
    47,451,000 and 42,868,000 shares issued                                           0.2                    0.1
  Capital in excess of par value                                                     71.5                   48.5
  Retained earnings                                                                  65.7                   77.1
  Cumulative translation adjustment                                                  (7.1)                  (3.9)
                                                                                   ------                 ------
    Total stockholders equity                                                       130.3                  121.8
                                                                                   ------                 ------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                         $456.8                 $475.4
                                                                                   ======                 ======

          See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)
                                  (unaudited)

                                                    Three Months Ended    Six Months Ended
                                                        April 30,            April 30,
                                                    ------------------    ----------------
                                                     1998        1997      1998      1997
                                                    ------      ------    ------    ------
Revenues:
      License fees                                  $ 49.7      $ 65.1    $110.5    $130.2
      Client services and other                       52.7        33.0      90.8      60.0
                                                    ------      ------    ------    ------
            Total revenues                           102.4        98.1     201.3     190.2
                                                    ------      ------    ------    ------
Costs and Expenses:
      Cost of license fees                            22.0        17.2      40.1      33.0
      Cost of client services and other               36.4        23.6      63.3      47.1
      Sales and marketing                             22.0        21.0      42.1      43.9
      Research and development                        13.5        12.8      25.8      26.9
      General and administrative                      20.9        19.6      41.1      40.1
      Special charges                                    -           -       1.1         -
                                                    ------      ------    ------    ------
            Total costs and expenses                 114.8        94.2     213.5     191.0
                                                    ------      ------    ------    ------
Operating income (loss)                              (12.4)        3.9     (12.2)     (0.8)
Non-operating income (expense), net                   (2.3)       (4.9)     (4.6)     (7.0)
                                                    ------      ------    ------    ------
Income (loss) before income taxes                    (14.7)       (1.0)    (16.8)     (7.8)
Provision (benefit) for income taxes                  (5.3)       (0.4)     (6.0)     (2.8)
                                                    ------      ------    ------    ------
Net income (loss)                                     (9.4)       (0.6)    (10.8)     (5.0)
Preferred dividends                                    0.3           -       0.6         -
                                                    ------      ------    ------    ------
Net income (loss) to common stockholders            $ (9.7)     $ (0.6)   $(11.4)   $ (5.0)
                                                    ======      ======    ======    ======
Basic earnings (loss) per share of common stock     $(0.20)     $(0.01)   $(0.25)   $(0.12)
                                                    ======      ======    ======    ======
Diluted earnings (loss) per share of common stock   $(0.20)     $(0.01)   $(0.25)   $(0.12)
                                                    ======      ======    ======    ======
Weighted average common shares outstanding            47.4        42.6      45.5      42.6
                                                    ======      ======    ======    ======

         See accompanying Notes to Consolidated Financial Statements.

                  SYSTEM SOFTWARE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in millions, unaudited)

                                                                           Six Months Ended
                                                                              April 30,
                                                                        ----------------------
                                                                         1998            1997
                                                                        ------          ------
Cash Flows From Operating Activities:
  Net income (loss)                                                     $(10.8)         $ (5.0)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization of property and equipment                  4.6             4.5
  Amortization of other assets                                            18.8            15.6
  Provision for doubtful accounts                                          0.2              -
  Deferred income taxes                                                   (6.0)           (2.7)
  Deferred revenue                                                        (3.1)           (5.3)
  Changes in operating assets and liabilities, net of acquisitions:
    Accounts receivable                                                   16.6            (4.1)
    Prepaid expenses and other current assets                              1.5            (0.3)
    Miscellaneous assets                                                   0.2             0.9
    Accrued commissions and royalties                                     (1.4)           (0.3)
    Accounts payable and other accrued liabilities                        (9.7)           (1.8)
    Accrued compensation and related benefits                             (3.5)           (5.1)
    Income taxes                                                          (1.5)            1.1
                                                                        ------          ------
      Net cash provided by (used in) operating activities                  5.9            (2.5)
                                                                        ------          ------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                   (0.5)           (1.5)
    Software costs                                                       (19.5)          (23.6)
    Investments and acquisitions, net of cash acquired                    (2.0)             -
                                                                        ------          ------
      Net cash flows used in investing activities                        (22.0)          (25.1)
                                                                        ------          ------

Cash Flows From Financing Activities:
  Amount borrowed (repaid) under bank line of credit                        -             (0.4)
  Principal payments under financing obligations                          (1.6)           (1.2)
  Proceeds from stock option and stock purchase plans                      1.5             0.2
  Net proceeds from convertible subordinated promissory note                -             12.0
  Dividends paid                                                          (0.6)             -
                                                                        ------          ------
      Net cash provided by (used in) financing activities                 (0.7)           10.6
                                                                        ------          ------

Effect of exchange rate changes on cash                                   (1.0)           (0.7)
                                                                        ------          ------
      Net decrease in cash and equivalents                               (17.8)          (17.7)

Cash and equivalents:
      Beginning of year                                                   83.3            38.1
                                                                        ------          ------
      End of period                                                     $ 65.5          $ 20.4
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

Note 2 -- Long-Term Obligations and Capital Issuances

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

Note 3 -- Legal Proceedings

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

Results of Operations

              Comparison of the Three Months Ended April 30, 1998
                    to the Three Months Ended April 30, 1997
                    ----------------------------------------

Total revenues increased 4.4% to $102.4 million during the second quarter of 1998 over total revenues of $98.1 million recorded during the second quarter of 1997. License fees were $49.7 million, a 23.7% decline when compared to the same period of 1997. Client services revenues for the quarter were $52.7 million, an increase of 59.7% when compared to the same prior year period. The increase in services revenues is attributable to an increase in the number of billable services personnel following significant investments in open systems and object skills.

Cost of license fees as a percentage of related revenues was 44.3% for the second quarter of 1998, up from 26.4% for the corresponding prior year period. Cost of license fees increased as a percentage of related revenues primarily due to increased capitalized software amortization and increased costs related to warranty.

Cost of client services and other as a percentage of related revenues was 69.1% and 71.5% for the second quarter of 1998 and 1997, respectively. The improvement is primarily due to increased productivity of client services personnel.

Sales and marketing expenses increased $1.0 million in the second quarter of 1998 to $22.0 million versus $21.0 million in the second quarter of 1997. The increase in the current quarter was primarily due to increased expenditures in marketing programs.

Gross research and development (R&D) expenditures in the second quarter of 1998 decreased $1.7 million or 7.3% when compared to the second quarter of 1997. R&D spending related to the Company's development of its new product line, BPCS Client/Server Version 6.0 peaked during the last half of 1996.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. These costs generally include a portion of construction costs as well as costs incurred during final product testing prior to full product release. The Company capitalized $8.2 million of software development costs in the second quarter of 1998 compared to $10.6 million in the second quarter of 1997. The capitalization ratio (capitalized software as a percentage of gross R&D) in the second quarters of 1998 and 1997 was 37.8% and 45.3% respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.


------------------------------------------------------------------------
                                  (in millions)               Percentage
                             Quarter Ended April 30,             Change
------------------------------------------------------------------------
                                                               1998 vs.
                              1998             1997              1997
------------------------------------------------------------------------

    Gross R&D expenditures    $21.7           $ 23.4              (7%)
    Less amount capitalized    (8.2)           (10.6)            (23%)
------------------------------------------------------------------------
    Net R&D expenses          $13.5           $ 12.8               5%
------------------------------------------------------------------------

General and administrative expenses increased $1.3 million to $20.9 million versus $19.6 million in the second quarter of 1997. The majority of the increase is due to the acquisition of the Company's U.K. affiliate, SSA Acclaim, in January 1998.

Operating loss in the second quarter of 1998 was ($12.4) million, a decrease of $16.3 million when compared to operating income of $3.9 million recorded in the corresponding quarter of the previous year. The major reason for the unfavorable change was lower license fees revenues.

Non-operating expense of $2.3 million in the current quarter decreased $2.6 million from the prior year quarter of $4.9 million and represents, primarily, reduced interest expense.

The tax benefit rate of approximately 36% in the current quarter is consistent with the prior year quarter.

               Comparison of the Six Months Ended April 30, 1998
                     to the Six Months Ended April 30, 1997
                     --------------------------------------

The principle variations for the six months ended April 30, 1998, when supplemented with the following comments, are relatively consistent with the discussion of the second quarter results.

Total revenues increased 5.8% to $201.3 million for the first six months over total revenues of $190.2 million recorded during the first six months of 1997. The revenue increase was attributable to client services revenues which were up 51% when compared to the prior year, however offset by a decline in license fees revenues of 15.1%.

Cost of license fees as a percentage of related revenues increased to 36.3% in 1998 when compared to 25.3% for the first six months of 1997.

Cost of client services as a percentage of related revenues was 69.7% and 78.5% for the first six months of 1998 and 1997, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the first six months of 1998 and 1997.


--------------------------------------------------------------------------
                                  (in millions)
                                 Six Months Ended               Percentage
                                    April  30,                    Change
--------------------------------------------------------------------------
                                                                1998 vs.
                               1998            1997               1997
--------------------------------------------------------------------------

    Gross R&D expenditures    $ 43.5          $ 48.8              (11%)
    Less amount capitalized    (17.7)          (21.9)             (19%)

--------------------------------------------------------------------------
    Net R&D expenses          $ 25.8          $ 26.9               (4%)
--------------------------------------------------------------------------

The special charge of $1.1 million in the first six months of 1998 relates to the final settlement of the Bain Investors' lawsuit.

Liquidity and Capital Resources

Cash and equivalents stood at $65.5 million at April 30, 1998, a decrease of $17.8 million when compared to October 31, 1997 cash balances. Cash usage was primarily due to the acquisition of the remaining 81% of the Company's UK affiliate, and payment of certain warranty costs, as well as interest payments on the Company's subordinated notes and a general reduction in the level of accounts payable.

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

On May 27, 1998, the Company announced that it had strengthened its management team, reorganized its operations, and had taken initial steps to stabilize its financial performance. It also announced that it would implement further steps to restructure and resize its business. These measures are aimed at significantly reducing the Company's cost and expense structure and improving future profitability.

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

Item 1.    Legal Proceedings                                    None

Item 2.    Changes in Securities                                None

Item 3.    Defaults Upon Senior Securities                      None

Item 4.    Submission of Matters to a Vote of Security Holders


           (a) On April 14, 1998, the Company held its annual meeting of stockholders

           (b) Stockholders of the Company voted in favor of the re-election of Casey Cowell, Andrew Filipowski, Douglas Smith, William Stuek and William Weaver, Jr. to the Company's board of directors. As to each nominee, at least 94.0% of the votes cast were in favor of election.

           (c) In addition, the stockholders approved the adoption of the Company's Qualified Employee Stock Purchase Plan. The vote regarding the plan was 96.9% votes in favor of the proposal, 2.9% votes against and .2% votes abstained.

Item 5.    Other Information                                    None

Item 6.    Exhibits and Reports on Form 8-K                     None

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     June 15, 1998
         -------------

                                       System Software Associates, Inc.

                                        /s/ William M. Stuek
                                        -------------------------------
                                        William M. Stuek
                                        Chief Executive Officer and
                                        President


                                        /s/ Lawrence A. Zimmerman
                                        --------------------------------
                                        Lawrence A. Zimmerman
                                        Executive Vice President and
                                        Chief Financial Officer