Form 10-Q
period 1998-07-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1998-09-14
CIK 808207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 1998
                                    --------------

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________ to  ____.

                        Commission  file number 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       --------------------------------

            (Exact name of registrant as specified in its charter)

                  Delaware                                           36-3144515
_____________________________________________           ____________________________________
(State or other jurisdiction of incorporation           (IRS Employer Identification Number)
              or organization)

         500 W. Madison, 32nd Floor
              Chicago, Illinois                                         60661
_____________________________________________           ____________________________________
  (Address of principal executive offices)                           (Zip Code)

(Registrant's telephone number, including area code)               (312) 258-6000
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

YES     X           NO ________ .
     -------

  At September 4, 1998, there were 47,593,892 and 10,000 shares outstanding of the Company's Common ($.0033 par value) and Redeemable Series A Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES: 12
                --

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX


                                                                                        Page
                                                                                         No.
Part I           Financial information
                 Consolidated Balance Sheets -                                          3 - 4
                   July 31, 1998 and October 31, 1997

                 Consolidated Statements of Operations                                    5
                   three and nine months ended July 31, 1998 and 1997

                 Consolidated Statements of Cash Flows -                                  6
                   nine months ended July 31, 1998 and 1997

                 Notes to Consolidated Financial Statements                             7 - 8

                 Management's Discussion and Analysis of Financial Condition            8 - 11
                   and Results of Operations

Part II          Other information                                                        11

Signature Page                                                                            12

Part I - Financial Information
Item I - Financial Statements




                         SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS
                                  (in millions)



                                                                                        July 31,     October 31,
                                                                                          1998          1997
                                                                                      -----------    -----------
                                                                                      (unaudited)
CURRENT ASSETS:
      Cash and equivalents                                                            $      62.5    $      83.3
      Accounts receivable, less allowance for doubtful accounts of $16.5 and $16.5          157.2          198.3
      Income taxes receivable                                                                 6.3            1.5
      Deferred income taxes                                                                  22.6           11.3
      Prepaid expenses and other current assets                                              27.8           27.5
                                                                                      -----------    -----------
            Total current assets                                                            276.4          321.9
                                                                                      -----------    -----------

PROPERTY and EQUIPMENT:
      Data processing equipment                                                              42.0           42.0
      Furniture and office equipment                                                         15.9           17.5
      Leasehold improvements                                                                  8.2           10.3
      Transportation equipment                                                                1.9            1.3
                                                                                      -----------    -----------
                                                                                             68.0           71.1
      Less - Accumulated depreciation and amortization                                       47.8           46.0
                                                                                      -----------    -----------
            Total property and equipment                                                     20.2           25.1
                                                                                      -----------    -----------

OTHER ASSETS:
      Software costs, less accumulated amortization of $39.5 and $89.3                       40.9           99.4
      Cost in excess of net assets of acquired businesses,
            less accumulated amortization of $11.9 and $11.8                                 22.2           19.7
      Deferred income taxes                                                                  19.4            3.9
      Investments in associated companies                                                     1.0            1.6
      Miscellaneous                                                                           5.0            3.8
                                                                                      -----------    -----------
            Total other assets                                                               88.5          128.4
                                                                                      -----------    -----------
TOTAL ASSETS                                                                          $     385.1    $     475.4
                                                                                      ===========    ===========



           See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (in millions, except share data)

                                                                                  July 31,                   October 31,
                                                                                    1998                        1997
                                                                                 -----------                 -----------
                                                                                 (unaudited)
CURRENT LIABILITIES:
      Accrued commissions and royalties                                          $      25.2                 $      25.8
      Accounts payable and other accrued liabilities                                    91.5                        60.6
      Accrued compensation and related benefits                                         24.8                        24.7
      Deferred revenue                                                                  42.6                        49.3
                                                                                 -----------                 -----------
            Total current liabilities                                                  184.1                       160.4
                                                                                 -----------                 -----------
LONG-TERM OBLIGATIONS:
      Convertible subordinated notes                                                   137.3                       149.1
      Other                                                                              9.3                         1.7
                                                                                 -----------                 -----------
            Total long-term obligations                                                146.6                       150.8
                                                                                 -----------                 -----------
DEFERRED REVENUE                                                                        29.7                        32.4
                                                                                 -----------                 -----------
DEFERRED INCOME TAXES                                                                    --                          0.8
                                                                                 -----------                 -----------
REDEEMABLE SERIES A PREFERRED STOCK, $.01 par value, convertible, 10,000
     shares issued and outstanding (liquidation preference of $10.0 million)             9.3                         9.2
                                                                                 -----------                 -----------

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value, 100,000 shares authorized,
            10,000 shares issued as Series A Preferred Stock                              --                          --
     Common stock, $.0033 par value, 250,000,000 shares authorized,
            47,557,000 and 42,868,000 shares issued                                      0.2                         0.1
     Capital in excess of par value                                                     72.0                        48.5
     Retained earnings (deficit)                                                       (49.3)                       77.1
     Cumulative translation adjustment                                                  (7.5)                       (3.9)
                                                                                 -----------                 -----------
            Total stockholders' equity                                                  15.4                       121.8
                                                                                 -----------                 -----------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                       $     385.1                 $     475.4
                                                                                 ===========                 ===========

          See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)
                                  (unaudited)


                                                          Three Months Ended                      Nine Months Ended
                                                               July 31,                                 July 31,
                                                   --------------------------------           ----------------------------
                                                      1998                   1997                1998               1997
                                                   ----------             ---------           ----------         ---------
Revenues:
      License fees                                 $     50.6             $    83.2           $    161.1         $   213.4
      Client services and other                          56.3                  31.5                147.2              91.6
                                                   ----------             ---------           ----------         ---------
            Total revenues                              106.9                 114.7                308.3             305.0
                                                   ----------             ---------           ----------         ---------
Costs and Expenses:
      Cost of license fees                               16.0                  19.4                 56.1              52.4
      Cost of client services and other                  39.5                  24.7                102.8              71.8
      Sales and marketing                                20.9                  22.3                 63.0              66.2
      Research and development                           17.4                  12.1                 43.2              39.0
      General and administrative                         24.3                  24.7                 65.4              64.8
      Special charges                                     --                    1.7                  1.1               1.7
      Restructuring and other                           122.5                   --                 122.5               --
                                                   ----------             ---------           ----------         ---------
            Total costs and expenses                    240.6                 104.9                454.1             295.9
                                                   ----------             ---------           ----------         ---------
Operating income (loss)                                (133.7)                  9.8               (145.8)              9.1
Non-operating income (expense), net                      (2.6)                 (4.6)                (7.2)            (11.6)
                                                   ----------             ---------           ----------         ---------
Income (loss) before income taxes                      (136.3)                  5.2               (153.0)             (2.5)
Provision (benefit) for income taxes                    (21.6)                  1.9                (27.6)             (0.9)
                                                   ----------             ---------           ----------         ---------
Net income (loss)                                      (114.7)                  3.3               (125.4)             (1.6)
Preferred dividends                                       0.3                   --                   1.0               --
                                                   ----------             ---------           ----------         ---------
Net income (loss) available for common
      stockholders                                 $   (115.0)            $     3.3           $   (126.4)        $    (1.6)
                                                   ==========             =========           ==========         =========
Basic earnings (loss) per share of common stock    $    (2.42)            $    0.08           $    (2.74)        $   (0.04)
                                                   ==========             =========           ==========         =========
Diluted earnings (loss) per share of common stock  $    (2.42)            $    0.08           $    (2.74)        $   (0.04)
                                                   ==========             =========           ==========         =========
Weighted average common shares outstanding               47.5                  43.6                 46.2              43.7
                                                   ==========             =========           ==========         =========


         See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions, unaudited)

                                                                                      Nine Months Ended
                                                                                           July 31,
                                                                                  --------------------------
                                                                                     1998             1997
                                                                                  ----------       ----------
Cash Flows From Operating Activities:
    Net income (loss)                                                              $ (125.4)        $   (1.6)
    Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
    Net assets written off due to restructuring                                        76.3               -
    Depreciation and amortization of property and equipment                             6.8              6.8
    Amortization of other assets                                                       22.5             26.0
    Provision for doubtful accounts                                                     0.8              3.3
    Deferred income taxes                                                             (27.6)            (1.2)
    Deferred revenue                                                                   (7.9)             2.5
    Changes in operating assets and liabilities, net of acquisitions:
          Accounts receivable                                                          27.6            (14.1)
          Prepaid expenses and other current assets                                     2.1              2.7
          Miscellaneous assets                                                          0.6              1.0
          Accrued commissions and royalties                                              -              (1.7)
          Accounts payable and other accrued liabilities                               36.4              0.3
          Accrued compensation and related benefits                                     0.9             (3.2)
          Income taxes                                                                 (4.8)             0.6
                                                                                  ----------       ----------
                Net cash provided by operating activities                               8.3             21.4
                                                                                  ----------       ----------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                                (2.0)            (2.9)
    Software costs                                                                    (21.4)           (33.7)
    Investments and acquisitions, net of cash acquired                                 (2.0)              -
                                                                                  ----------       ----------
          Net cash flows used in investing activities                                 (25.4)           (36.6)
                                                                                  ----------       ----------

Cash Flows From Financing Activities:
    Amount borrowed (repaid) under bank line of credit                                   -              (0.4)
    Principal payments under financing obligations                                     (2.5)            (1.8)
    Proceeds from stock option and stock purchase plans                                 2.0              0.2
    Net proceeds from convertible subordinated promissory note                            -             12.0
    Dividends paid                                                                     (1.0)              -
                                                                                  ----------       ----------
          Net cash provided by (used in) financing activities                          (1.5)            10.0
                                                                                  ----------       ----------

Effect of exchange rate changes on cash                                                (2.2)            (0.8)
                                                                                  ----------       ----------
          Net decrease in cash and equivalents                                        (20.8)            (6.0)

Cash and equivalents:
          Beginning of year                                                            83.3             38.1
                                                                                  ----------       ----------
          End of period                                                            $   62.5         $   32.1
                                                                                  ==========       ==========


         See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or "the Company"). Except for the consolidated balance sheet at October 31, 1997, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting of normal recurring adjustments and restructuring charges) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1997.

Note 2 --  Restructuring and other

The Company announced a restructuring and other charge of $122.5 million in the third quarter ending July 31, 1998. The charge includes a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction in office space, and severance benefits for approximately 300 employees. The reduction in workforce represents approximately 12% of June 30, 1998 world-wide employees.

Note 3 -- Long-Term Obligations and Capital Issuances

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

Note 4 -- Legal Proceedings

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


Results of Operations

              Comparison of the Three Months Ended July 31, 1998
                    to the Three Months Ended July 31, 1997
                    ---------------------------------------

Total revenues decreased 6.8% to $106.9 million during the third quarter of 1998 versus total revenues of $114.7 million recorded during the third quarter of 1997. License fees were $50.6 million, a 39.2% decline when compared to the same period of 1997. Client services revenues for the quarter were $56.3 million, an increase of 78.7% when compared to the same prior year period. The increase in services revenues is attributable to an increase in the number of billable services personnel in response to continuing demand for implementation services.

Cost of license fees as a percentage of related revenues was 31.6% for the third quarter of 1998, up from 23.3% for the corresponding prior year period. Cost of license fees increased as a percentage of related revenues primarily due to a significant decline in license fees sold directly resulting in a greater proportion of third quarter 1998 revenues being generated by the Company's Affiliate sales channel as well as hardware.

Cost of client services and other as a percentage of related revenues was 70.2% and 78.4% for the third quarter of 1998 and 1997, respectively. The improvement is primarily due to increased productivity of client services personnel.

Sales and marketing expenses decreased $1.4 million in the third quarter of 1998 to $20.9 million versus $22.3 million in the third quarter of 1997. The decrease in the current quarter was primarily due to a reduction of direct sales incentives as a result of lower direct license fee revenues, and the positive impact of restructuring, partially offset by an increase in marketing expenditures.

Gross research and development (R&D) expenditures in the third quarter of 1998 decreased $2.8 million or 12.7% when compared to the third quarter of 1997. The reduction is due, primarily, to reduced development activities related to BPCS Client/Server Version 6.0 as well as the positive impact of restructuring.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. In connection with a restructuring of operations, the Company determined that it was more appropriate to begin capitalization of software development costs subsequent to a working model being developed. Accordingly, the Company capitalized $1.8 million of software development costs in the third quarter of 1998 compared to $9.9 million in the third quarter of 1997. The capitalization ratio (capitalized software as a percentage of gross R&D) in the third quarters of 1998 and 1997 was 9% and 45%, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

--------------------------------------------------------------------------------
                                     (in millions)                Percentage
                                 Quarter Ended July 31,             Change
--------------------------------------------------------------------------------

                                                                   1998 vs.
                                 1998             1997               1997
--------------------------------------------------------------------------------

    Gross R&D expenditures        $19.2            $22.0            (12.7%)
    Less amount capitalized        (1.8)            (9.9)           (81.8%)
--------------------------------------------------------------------------------
    Net R&D expenses              $17.4            $12.1             43.8%
--------------------------------------------------------------------------------

General and administrative expenses were $24.3 million and $24.7 million in the third quarter of 1998 and 1997 respectively.

Operating loss in the third quarter of 1998, before the restructuring and other charges (see Notes to Consolidated Financial Statements - Note 2) was ($11.2) million, a decrease of $21.0 million when compared to operating income of $9.8 million recorded in the corresponding quarter of the previous year. The major reason for the decline was lower license fee revenues. Operating loss in the third quarter of 1998 after restructuring and other charges of $122.5 million was ($133.7) million.

Non-operating expense of $2.6 million in the current quarter decreased $2.0 million from the prior year quarter of $4.6 million and represents a reduction in interest expense.

The tax benefit rate for the third quarter 1998 decreased to 15.8% from approximately 36% in the third quarter 1997. The reduction is primarily due to timing of the recognition of the full tax benefit related to the $122.5 million restructuring and other charge.

               Comparison of the Nine Months Ended July 31, 1998
                     to the Nine Months Ended July 31, 1997
                     --------------------------------------


The principle variations for the nine months ended July 31, 1998, when supplemented with the following comments, are relatively consistent with the discussion of the third quarter results.

Total revenues increased 1.1% to $308.3 million for the first nine months of 1998 over total revenues of $305.0 million recorded during the first nine months of 1997. The revenue increase was attributable to client services revenues which were up 60.7% when compared to the prior year, however, offset by a decline in license fees revenues of 24.5%.

Cost of license fees as a percentage of related revenues increased to 34.8% in 1998 as compared to 24.6% for the first nine months of 1997.

Cost of client services as a percentage of related revenues was 69.8% and 78.4% for the first nine months of 1998 and 1997, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the first nine months of 1998 and 1997.


--------------------------------------------------------------------------
                                   (in millions)                Percentage
                             Nine Months Ended July 31,           Change
--------------------------------------------------------------------------
                                                                  1998 vs.
                              1998               1997               1997
--------------------------------------------------------------------------

    Gross R&D
    expenditures             $ 62.7             $ 70.8               (11.4%)
    Less amount
    capitalized               (19.5)             (31.8)              (38.7%)
--------------------------------------------------------------------------
    Net R&D expenses         $ 43.2             $ 39.0                10.8%
--------------------------------------------------------------------------

The special charge of $1.1 million in the first nine months of 1998 relates to the final settlement of the Bain Investors' lawsuit. The $1.7 million charge in the first nine months of 1997 relates to the settlement of the Company's class action lawsuits.

Liquidity and Capital Resources

Cash and equivalents stood at $62.5 million at July 31, 1998, a decrease of $20.8 million when compared to October 31, 1997 cash balances. Cash usage was primarily due to the acquisition of the remaining 81% of the Company's UK affiliate, payment of certain warranty costs, $4.9 million of interest payments on the Company's subordinated notes and payments related to the third quarter 1998 restructuring activities.

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

In May 1998, the Company announced that it had strengthened its management team, reorganized its operations, and had taken initial steps to stabilize its financial performance. It also announced that it would implement further steps to restructure and resize its business. The Company announced a restructuring and other charge of $122.5 million to be taken in the third quarter ending July 31, 1998. The charge includes a reduction in the Company's work force and office space and a write- down of software, goodwill and equipment (see Notes to Consolidated Financial Statements - Note 2). These measures are aimed at significantly reducing the Company's cost and expense structure and improving future profitability.

Management believes that based upon its anticipated operating results, cash generated from operations, combined with current working capital, will provide sufficient liquidity to meet the Company's capital requirements for the foreseeable future.


Part II - Other Information
Item 1.    Legal Proceeding                                       None
Item 2.    Changes in Securities                                  None
Item 3.    Defaults Upon Senior Securities                        None
Item 4.    Submission of Matters to a Vote of Security Holders    None
Item 5.    Other Information                                      None
Item 6.    Exhibits and Reports on Form 8-K                       None

                                Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     September 14, 1998
         ------------------

                                        System Software Associates, Inc.

                                        /s/  William M. Stuek
                                        --------------------------------
                                        William M. Stuek
                                        Chief Executive Officer and
                                        President


                                        /s/  Lawrence A. Zimmerman
                                        --------------------------------
                                        Lawrence A. Zimmerman
                                        Executive Vice President and
                                        Chief Financial Officer