Form 10-K405
period 1998-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1999-02-01
CIK 808207

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

                  For the fiscal year ended October 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to

                        Commission file number 0-15322

                               ----------------

                       System Software Associates, Inc.

            (Exact name of registrant as specified in its charter)

               Delaware                              36-3144515
           ----------------                        ----------------
     (State or other jurisdiction                   (IRS Employer
   of incorporation or origination)            Identification Number)

      500 W. Madison, 32nd Floor
           Chicago, Illinois                            60661
           ----------------                        ----------------
    (Address of principal executive                  (Zip Code)
               offices)

                               ----------------

      Registrant's telephone number, including area code: (312) 258-6000

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                  7% Convertible Subordinated Notes due 2002

                   Common Stock, par value $0.0033 per Share
                               (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X
    Yes _____    No _____.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on January 22, 1999, was $225,200,430.75.

   At January 22, 1999, 47,752,228 shares of the registrant's Common Stock were outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held in April 1999, expected to be filed with the Commission not later than March 1, 1999, is incorporated by reference into
Part III of this Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

The Company

   System Software Associates, Inc. (the "Company" or "SSA") is a leading provider of cost-effective business enterprise information systems to the industrial sector worldwide. The Company's BPCS (Business Planning and Control System) Client/Server product line provides business process re-engineering and integration of an enterprise's operations, including multi-mode manufacturing processes, supply chain management and global financial solutions. The BPCS product line delivers scalability, interoperability and reconfigurability in a comprehensive product suite to meet changing market demands. The Company markets, sells and services its products to large- and intermediate-sized industrial sector firms primarily through its own worldwide sales organization and through a network of independent software companies (the "Affiliates"). The Company has strategic relationships with major computer hardware manufacturers, such as IBM and Hewlett Packard; software functionality companies, such as i2 and Cognos; major systems integrators; and the Big Five consulting firms.

Industry Background

   The market for enterprise resource planning (ERP) software and services remains dynamic. Manufacturers, having achieved substantial cost savings from initial ERP implementations, now are focusing on ERP initiatives aimed at revenue enhancement and opportunity creation through development of new business processes across applications, which deliver new ways of competing. As a result of this fundamental shift from efficiency-led decisions to effectiveness-driven decisions, the ERP market is increasingly focused on the key elements of the effectiveness equation: visibility, velocity and variability. This trend is fast transforming the ERP model to a supply chain model, most notably in the areas of channel enablement, channel expansion and self-service.

   SSA, recognizing the remarkable pace of change in this market, the need for proper domain experience and expertise, and the demand for a broad range of application functionalities, has focused on the development of an aggressive and ongoing partnership strategy with key niche solution providers. As a result of this important initiative, the Company successfully entered into a number of new relationships that extend and further complement its core BPCS offering and functionality. These partnerships enable SSA to offer its customers enhanced, best-of-market application solutions across a wide variety of manufacturing disciplines.

SSA Solution

   SSA's BPCS product suite provides an ERP foundation with a flexible infrastructure that allows customers to easily modify, extend or replace business processes without disruption. Through SSA's Semantic Message Gateway
(SMG) technology, BPCS enables seamless integration of new business processes, regardless of whether they are developed internally or by a business partner. SSA's interoperability strategy provides the right solution to the right market at the right time, with the ability to change as customer demands and requirements change.

   SSA's BPCS software consists of over 50 integrated products designed for manufacturing, supply chain management and financial applications, as well as electronic commerce and application development. The Company's products are designed to provide sufficient breadth of features and application flexibility to appeal to a wide variety of users, operate in a variety of business environments, and to offer a consistent Windows(TM) look and feel with respect to data entry, information retrieval and general operation, thereby improving ease of use and shortening training time.

   SSA's product strategy is to provide "best-of-market" solutions to its customers. The Company's objective is to deliver tailored individual systems that provide market-defining competitive advantage by leveraging industry-specific, best-practice models and extensions of business processes across applications. The Company's focus embraces the mid-market and divisions of tier-one companies within targeted vertical industries, namely consumer packaged goods (including fast-moving consumer packaged goods, food and beverage and consumer electronics), automotive supply, pharmaceutical/specialty chemical and general manufacturing.

Product Suite

   BPCS consists of over 50 integrated, century dated products designed for manufacturing, supply chain management and financial applications, as well as electronic commerce and application development tools. BPCS operates on various hardware and database platform combinations. These include Hewlett-Packard HP9000, IBM AS/400 and the Company's UNIX version of BPCS software which operates on both Informix and Oracle databases. The entire BPCS product suite is available in English, and all, or a significant portion of the line is available in 19 other languages including Chinese (simplified and traditional), Dutch, French, German, Italian, Japanese, Korean, Portuguese and Spanish. In addition, BPCS has been designed to meet localized regulatory policies and statutory requirements of many countries.

   In addition to BPCS, the Company also offers an interoperable, application development tool set which enables the development of high transaction volume, enterprise-wide object oriented client/server applications.

Product Development

   To maintain and enhance the breadth and functionality of its software, SSA devotes significant resources to research and development. The Company employs professionals with subject matter expertise and skills in the AS/400, UNIX and MS Windows(TM) operating environments. The Company's focus on developing advanced applications and maintaining its entire BPCS product suite also requires professionals skilled in the fields of software development, project management, and systems and client/server products. The Company is also devoting a portion of its research and development effort to adapt its technology to the Microsoft Windows(TM) NT environment, a joint project initiative with Hewlett Packard.

Clients

   BPCS has been installed by more than 6,500 clients in more than 18,000 sites in more than 90 countries worldwide, the substantial majority of which comprise the Company's installed base of AS/400 customers. The target marketplace for BPCS is large- and medium-sized firms in such diverse industries as pharmaceuticals/ specialty chemicals, automotive supply, consumer electronics, consumer packaged goods, food and beverage and general manufacturing.

Sales and Marketing

   Historically, the Company's revenues are almost equally divided across North America, Europe and the rest of the world. The Company supports its clients primarily through a worldwide network of branch offices. The Company markets, sells and services its products through a distribution network consisting of its own sales and services organization and a network of Affiliates and major systems integrators. The Company has over 40 offices worldwide, with more than 100 BPCS support centers in over 90 countries.

   The Company's BASIS implementation methodology helps to ensure consistent, successful and rapid implementation of the Company's software. BASIS, which is built upon SSA's experience with more than 6,500 clients implementing worldwide, provides tools and techniques to address project organization, project process, project direction and project planning and control.

   The Company believes that as a consequence of its global support network and proven implementation capabilities, SSA is well qualified among business enterprise software vendors to manage simultaneous multiple country and multiple site implementations. By offering these capabilities, SSA partners with its clients for global information systems.

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

Competition

   The ERP application software market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's BPCS Client/Server product line is targeted at the market for open systems, client/server ERP software solutions and the IBM AS/400 ERP market. The Company's current and prospective competitors offer a variety of products and solutions to address these markets. The Company's primary competition comes from a large number of independent software vendors and other sources including (i) companies offering products that run on UNIX-based systems in a client/server environment such as Oracle Corporation, Baan Company N.V. and SAP AG, and (ii) companies offering products that run on AS/400 and other mid-range computers, including J.D. Edwards. The Company also faces competition from a variety of other vendors of ERP software, including QAD Inc. In addition, the Company faces indirect competition from suppliers of custom-developed business application software that have focused mainly on proprietary mainframe and minicomputer based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces indirect competition from proprietary systems developed by the internal MIS departments of large organizations. Competition in SSA's industry is primarily based on sales ability, quality of the products, breadth of product line and quality of support. To date, there has been no significant price competition in this market, but price competition could become a factor in the future.

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

Staff

   As of January 1, 1999, SSA employed approximately 2,200 people. The Company's success is highly dependent on its ability to attract and retain qualified staff members. Competition for staff is intense in the software industry. The Company has no collective bargaining agreements, and SSA believes that its relations with its staff are good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company's executive officers are as follows:

   WILLIAM M. STUEK, age 56, was appointed Chairman and Chief Executive Officer on April 17, 1998. He previously served as President and Chief Operating Officer. Prior to joining the Company, he served in a variety of sales, marketing and operational management positions with IBM Corporation. While at IBM, Mr. Stuek served as General Manager of North American Operations in 1996 and 1997 and prior to that was General Manager of North American Sales, General Manager of Product Sales for Europe, Middle East and Africa, and General Manager of Software. Mr. Stuek holds a BS degree from Colgate University.

   LAWRENCE A. ZIMMERMAN, age 56, was appointed Executive Vice President and Chief Financial Officer on April 27, 1998. Prior to joining the Company, Mr. Zimmerman held many senior financial management positions during his 32-year tenure at IBM Corporation. From 1996 through March 1998 he was Vice President of Finance for IBM's Server Group. From 1994 to 1996, he was IBM's Vice President of Finance for Europe, Middle East and Africa, and from 1991 to 1994, he was Vice President and Corporate Controller. Mr. Zimmerman holds a M.B.A. from Adelphi University and a B.S. degree from New York University.

   LORRAINE H. FENTON, age 52, joined the Company as Vice President-- Development on July 1, 1998 and was appointed Executive Vice President-- Research and Development on November 18, 1998. Prior to joining the Company, she served in a variety of management positions with IBM Corporation over a 31-year tenure. Most recently at IBM, Ms. Fenton was Vice President, Information Technology, North American Sales and Distribution. Prior to that she had served as General Manager, Quality and Information Technology for North American Sales and Vice President, Quality and Development Operations for North American software development. Ms. Fenton holds a B.A. degree from Dickinson College, and she serves on the Board of Trustees of Marymount College in Tarrytown, New York.

ITEM 2. PROPERTIES

   The Company's principal administrative, marketing and technical facilities are located in Chicago, Illinois and consist of approximately 141,000 square feet of occupied or committed space, subject to a lease terminating in August 2008. In accordance with the 1998 restructuring plan, the Company plans to sublease approximately 45,000 square feet of the office space. The Company also leases office space for its regional headquarters and branch offices (see
Note 13 of Notes to Consolidated Financial Statements).

ITEM 3. LEGAL PROCEEDINGS

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

   The Company has executed a settlement agreement with the class plaintiffs in the Illinois state court action titled Steinberg v. SSA, 97 CH 287 (the "Settlement"). The Company paid $1.7 million in cash and an officer defendant contributed 100,000 shares of Common Stock. The presiding judge in the Illinois case approved the Settlement on September 30, 1997. Certain individual objectors to the Settlement appealed the fairness of the Settlement. The Appellate Court has heard oral arguments but has yet to rule. There can be no assurance that the

Settlement will not be overturned or opposed or that it will legally bar the federal claims described above. In addition, even if the Settlement bars the federal claims as described above, because the class period of the federal claims is slightly larger than the class period of the state claim and one defendant was named in the Federal action that was not a defendant in the State action, the Settlement may not result in the dismissal of the entire federal action. The failure to achieve a dismissal of any of these actions or the failure to settle them on sufficiently advantageous terms could have a material adverse effect on the business, operating results and financial condition of the Company.

   Since October 1995, the Company has been the subject of a private investigation by the Securities and Exchange Commission (the "Commission"). The inquiry primarily relates to revenue recognition issues. The Staff of the Enforcement Division has advised the Company that it has tentatively concluded that in past years the Company improperly recognized revenue on software contracts for UNIX based software products and software reseller contracts, and in so doing violated various provisions of the federal securities laws. Although the Company believes that there are meritorious defenses in connection with the issues, the Company is unable to predict at this time the consequences to the Company of the Commission's investigation. There can be no assurance that any actions taken by the Commission may not have a material adverse effect on the business, financial condition or results of operations of the Company.

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

Fiscal 1998                    High   Low  Fiscal 1997                    High   Low
-----------                   ------ ----- -----------                   ------ ------
First Quarter...............  $15.25 $6.81 First Quarter...............  $14.06 $10.00
Second Quarter..............    8.69  6.69 Second Quarter..............   10.88   4.13
Third Quarter...............    9.88  5.38 Third Quarter...............    9.56   5.63
Fourth Quarter..............    6.63  3.75 Fourth Quarter..............   16.38   8.06

   At January 22, 1999 there were approximately 470 holders of record.

   The Company's Public Convertible Subordinated Notes are traded on the Nasdaq SmallCap Market under the symbol "SSAXG". The following table shows each quarter's high and low closing prices as reported by Nasdaq.

Fiscal 1998                   High    Low   Fiscal 1997                   High    Low
-----------                  ------- ------ -----------                  ------- ------
First Quarter..............  $112.50 $82.00 First Quarter..............      n/a    n/a
Second Quarter.............    87.00  81.00 Second Quarter.............      n/a    n/a
Third Quarter..............    91.25  69.00 Third Quarter..............      n/a    n/a
Fourth Quarter.............    68.50  55.75 Fourth Quarter.............  $114.50 $95.00

ITEM 6. SELECTED FINANCIAL DATA

                                           (in millions, except per share
                                                        data)
                                          1998     1997    1996    1995   1994
                                         -------  ------  ------  ------ ------
Year Ended October 31,
Total revenues.......................... $ 420.8  $430.5  $340.8  $374.1 $324.3
Net income (loss).......................  (128.7)    1.0   (32.8)   26.6   10.0
Net income (loss) available for common
 stockholders...........................  (130.0)   (1.4)  (32.8)   26.6   10.0
Basic earnings (loss) per share of
 common stock...........................   (2.80)  (0.03)  (0.76)   0.69   0.25
Diluted earnings (loss) per share of
 common stock...........................   (2.80)  (0.03)  (0.76)   0.63   0.25
Dividends declared per common share.....     --      --     0.10    0.08   0.08
At October 31,
Total assets............................ $ 360.8  $475.4  $384.4  $393.2 $333.1
Long-term obligations and Redeemable
 Series A Preferred Stock...............   151.2   160.0    75.1    33.9   32.7

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

   The following table presents, for the periods indicated, certain information from the consolidated statements of operations as a percentage of total revenues and the percentage change of such items as compared to the prior year.

                                 Percentage of Total
                                      Revenues                 Percentage
                                 Year Ended October        Increase (Decrease)
                                         31,                Over Prior Period
                                -------------------------  --------------------
                                                             1998       1997
                                                            versus     versus
                                 1998      1997     1996     1997       1996
                                -------   ------   ------  ---------  ---------
Revenues:
  License fees................    51.1%    70.4%    66.5%     (29.0%)     33.7%
  Client services and other...    48.9%    29.6%    33.5%      61.3%      11.7%
                                -------   ------   ------  ---------  ---------
    Total revenues............   100.0%   100.0%   100.0%      (2.3%)     26.3%
                                -------   ------   ------  ---------  ---------
Costs and expenses:
  Cost of license fees........    17.3%    17.5%    19.6%      (3.1%)     12.6%
  Cost of client services and
   other......................    33.9%    22.8%    26.1%      45.0%      10.4%
  Sales and marketing.........    19.3%    20.6%    30.4%      (8.0%)    (14.7%)
  Research and development....    14.3%    12.0%    16.0%      16.2%      (5.0%)
  General and administrative..    21.0%    20.7%    25.1%      (0.6%)      4.0%
  Special charges.............     0.3%     1.1%      --      (77.6%)         *
  Restructuring and other.....    29.1%      --       --           *          *
                                -------   ------   ------  ---------  ---------
    Total costs and expenses..   135.2%    94.7%   117.2%      39.6%       2.0%
                                -------   ------   ------  ---------  ---------
Operating income (loss).......   (35.2%)    5.3%   (17.2%)         *     138.9%
                                -------   ------   ------  ---------  ---------
Gain on sale of available-for-
 sale securities..............      --       --      3.8%          *          *
Non-operating income
 (expense), net...............    (2.4%)   (4.9%)   (1.7%)    (53.5%)    273.7%
                                -------   ------   ------  ---------  ---------
Income (loss) before income
 taxes........................   (37.6%)    0.4%   (15.1%)         *     103.1%
Provision (benefit) for income
 taxes........................    (7.0%)    0.1%    (5.5%)         *     103.2%
                                -------   ------   ------  ---------  ---------
Net income (loss).............   (30.6%)    0.3%    (9.6%)         *     103.0%
Preferred dividends...........     0.3%     0.6%      --      (45.8%)         *
                                -------   ------   ------  ---------  ---------
Net income (loss) available
 for common stockholders......   (30.9%)   (0.3%)   (9.6%)         *      95.7%
                                =======   ======   ======  =========  =========

*  not meaningful

Revenues

   Total revenues decreased 2.3% from 1997 to 1998. Latin America recorded higher revenues in 1998 while the Company's other regions were flat to down. Total revenues increased 26.3% from 1996 to 1997. All regions of the world, the Americas, Europe/Middle East/Africa, and Asia Pacific, recorded increased revenues in 1997.

   License Fees. The principal components of license fee revenues are software license fees, a portion of post contract support and hardware. License fees decreased 29.0% in 1998 to $215.2 million compared to $303.0 million in 1997. License fees increased 33.7% in 1997, due to revenues derived from Version 6.0, which was released for general availability in the fourth quarter of 1996.

   Client Services. Client services and other revenues increased 61.3% to $205.6 million in 1998 from $127.5 million in 1997. The increase in services revenues is attributable to an increase in the number of billable services personnel in response to continuing demand for implementation services as well as an increase in productivity of services personnel. Client services and other revenues increased 11.7% in 1997 when compared to 1996, primarily due to an increase in services personnel.

Costs and Expenses

   Cost of License Fees. The principal components of cost of license fees are commissions paid to independent Affiliates, hardware costs, amortization of capitalized software costs, royalties paid to third parties and warranty costs. Cost of license fees in 1998, as a percentage of related license fee revenues, increased to 33.9% from 24.9% in 1997. The increase is primarily attributable to the decline in license fee revenues, in particular license fees sold by the direct sales organization. Cost of hardware rose slightly as a percentage of revenues while amortization of software cost declined and warranty costs were flat when compared to 1997. In 1997, cost of license fees, as a percentage of related license fee revenues, decreased to 24.9% from 29.5% in 1996. The decrease is primarily the result of a higher mix of direct channel revenues which have a lower associated cost of license fees than do indirect channel revenues.

   Cost of Client Services and Other. The principal components of cost of client services and other are salaries and other direct employment costs paid to the Company's client services personnel and amounts paid for contracted client services professionals. Cost of client services and other as a percentage of related revenues was 69.3% in 1998 compared to 77.1% in 1997. The decrease is primarily due to increased productivity of client services personnel. In 1996, cost of client services and other was 78%. The modest improvement from 1996 to 1997 is also due to increased productivity of client services personnel.

   Sales and Marketing. Sales and marketing expenses include salaries, commissions and other direct employment expenses of the Company's sales and pre-sales professionals, as well as marketing expenses, which include advertising, trade shows and production of sales brochures. Sales and marketing expenses, as a percentage of license fee revenues, were 37.8% in 1998 compared to 29.2% in 1997 as a direct result of the decline in license fee revenues. However, sales and marketing expenses decreased $7.1 million from $88.5 million in 1997 to $81.4 million in 1998. The decrease in sales and marketing expenses is primarily due to a reduction of direct sales incentives as a result of lower direct license fee revenues and the positive impact of restructuring, partially offset by an increase in marketing expenditures. In 1996, sales and marketing expenses were 45.8% of license fee revenues compared to 29.2% in 1997. The lower percentage in 1997 was due to improved productivity of the Company's direct sales organization and decreased marketing expenditures.

   Research and Development. Total research and development (R&D) expenditures in 1998 decreased $11.7 million, or 12.6%, to $81.4 million from $93.1 million in 1997. The decrease is due, primarily, to reduced development activities with the release of BPCS Client/Server Version 6.0 as well as the positive impact of restructuring. Total research and development expenditures in 1996 were $96.3 million. The 3.3% decrease from 1996 to 1997 was related to development expenditures for the Company's new product line, which peaked during the last half of 1996 and declined as various projects related to such development were completed.

   The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. In connection with a restructuring of operations, the Company determined that it was more appropriate to begin capitalization of software development costs subsequent to a working model being developed. Accordingly, the Company capitalized $21.3 million of software development costs in 1998 compared to $41.4 million in 1997. The capitalization ratio (capitalized software costs as a percentage of total R&D expenditures) was 26% for 1998 compared to 44% for both 1997 and 1996, however, the capitalization ratio for the second half of 1998 was 10%.

   The following table sets forth total research and development expenditures and related capitalized amounts for the periods indicated.

                                                                    Percentage
                                        Year Ended October 31,        Change
                                        -------------------------  -------------
                                             (in millions)          1998   1997
                                                                   versus versus
                                         1998     1997     1996     1997   1996
                                        -------  -------  -------  ------ ------
Total R&D expenditures................. $  81.4  $  93.1  $  96.3   (13%)  (3%)
Less amount capitalized................   (21.3)   (41.4)   (41.9)  (49%)  (1%)
                                        -------  -------  -------   ----   ----
    Net R&D expenses................... $  60.1  $  51.7  $  54.4    16%   (5%)
                                        =======  =======  =======   ====   ====

   General and Administrative. General and administrative expenses decreased $.5 million in 1998 to $88.4 million from $88.9 million in 1997 primarily due to the positive impact of restructuring. In 1996, general and administrative expenses totaled $85.5 million. The increase in 1997 over 1996 was primarily due to increased facilities and personnel costs related to acquisitions and increased costs for computer equipment.

   Special Charges. The special charge of $1.1 million recorded in the first quarter of 1998, and $3.2 million recorded in the fourth quarter of 1997, related to the settlement of the Bain Investors lawsuit. In addition, a $1.7 million charge was recorded in the third quarter of 1997 which related to the settlement of the Company's class action lawsuits (see Note 13 of Notes to Consolidated Financial Statements).

   Restructuring and Other Charges. The Company announced a restructuring and other charge of $122.5 million in the third quarter ending July 31, 1998. The charge includes a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space and severance benefits for approximately 300 employees. The reduction in workforce represents approximately 12% of June 30, 1998 worldwide employees. Actual write-downs of capitalized software and restructuring costs incurred in 1998 total $83.5 million of the $122.5 million reserved for restructuring and other charges. The following table summarizes the significant components of the restructuring reserve at October 31, 1998.

                                   Restructuring Restructuring Remaining Balance
                                     and Other       Costs      at October 31,
                                      Charge       Incurred          1998
                                   ------------- ------------- -----------------
                                                   (in millions)
Severance and benefits............    $  7.6         $ 5.8           $ 1.8
Write-down of assets..............      65.1          64.4             0.7
Office space......................      11.1           2.7             8.4
Warranty..........................      35.4           7.4            28.0
Other.............................       3.3           3.2             0.1
                                      ------         -----           -----
                                      $122.5         $83.5           $39.0
                                      ======         =====           =====

The Company expects to pay a significant amount of the remaining $39.0 million of accrued restructuring costs in fiscal 1999 (see Note 5 of Notes to Consolidated Financial Statements).

   Operating Income (Loss). Operating loss in 1998, before restructuring and other charges was $(25.7) million, a decrease of $48.6 when compared to the operating income of $22.9 million in 1997. The major reason for the decline was lower license fee revenues. Operating loss in 1998 after restructuring and other charges of $122.5 million was $(148.2) million. Operating loss was $(58.8) million in 1996. The increase in operating income in 1997 resulted from increased software license fees and lower sales and marketing expenses.

   Non-operating Income (Expense), Net. Non-operating expense, net consists primarily of interest expense related to the Company's 7% Convertible Subordinated Notes, former Credit Facility and Senior Notes, the amortization of the value of the former Convertible Note's beneficial conversion feature, less interest income earned on invested cash. Non-operating expense, net of $9.9 million in 1998 decreased $11.4 million from $21.3 million in 1997. This represents a reduction in both interest expense and amortization. The Convertible Note beneficial conversion feature of $8.9 million was fully amortized in 1997. In 1997, non-operating expense, net increased $15.6 million over 1996 due to higher borrowing levels under the Company's former Credit Facility, higher interests rates applicable to the former Credit Facility and Senior Notes, interest on the Company's former Convertible Note, interest on the current 7% Convertible Subordinated Notes issued during the fourth quarter of 1997, amortization of the value of the former Convertible Note's beneficial conversion feature and reduced interest income related to lower cash balances.

   Income Taxes. The Company's effective tax rate was approximately 19% in 1998 and approximately 36% in 1997 and 1996. The decrease in the effective tax rate was primarily due to the timing of the recognition of the full tax benefit related to the $122.5 million restructuring and other charges. The tax benefit recorded in 1998 and 1996 represents federal and state tax refunds received in 1997 and amounts to be realized through future utilization of net operating loss and tax credit carryforwards. Realization of the domestic tax loss carryforward is dependent upon the generation of approximately $94.0 million of future U.S. taxable income.

   Impact of Inflation. To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been salaries and related costs incurred principally for product development and enhancements, client services, sales and marketing and administration. The Company generally has been able to meet increases in costs by increasing prices of its products and services.

   Foreign Currency Exposures. Sales outside of the United States account for approximately 60% of the Company's total revenues. The Company's international sales (with the exception of certain Latin American countries) are predominately invoiced and paid in foreign currencies. Consequently, the Company's revenues are impacted by the fluctuation of foreign currencies versus the U.S. Dollar. The operating income impact of such fluctuations, however, is offset to the extent expenses of the Company's international operations are incurred and paid for in local currencies.

   Historically, the Company minimized the financial impact of foreign currency exchange transactions through the use of foreign exchange forward contracts, which generally mature within three months of origination (see Note 4 of Notes to the Consolidated Financial Statements).

ACQUISITIONS AND INVESTMENTS

   The Company continues to expand its global coverage and strengthen its product offerings through various acquisitions and investments (see Notes 2 and 3 of Notes to the Consolidated Financial Statements).

   During 1998, the Company acquired the remaining 81% of the Company's U.K. affiliate, SSA Acclaim. During 1996, the Company acquired the remaining 81% and 90% of its domestic affiliates, SSA North Central and SSA Northwest, respectively, the remaining 27% of SSA Iberica in Spain and 100% of Vector Systems, a Canadian affiliate. In addition, the Company purchased 25% of CS Controlling Software Systeme, a German software development company.

   On January 25, 1999 the Company sold its 25% ownership of CS Controlling Software Systeme for $3,750,000.

QUARTERLY RESULTS

   The following table contains selected unaudited consolidated financial results by quarter for 1998 and 1997. In management's opinion, this information reflects all adjustments (which consist only of normal recurring adjustments) necessary to present the results fairly when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

                                       Fiscal 1997                              Fiscal 1998
                                      Quarter Ended                            Quarter Ended
                          --------------------------------------- ----------------------------------------
                          January 31 April 30 July 31  October 31 January 31 April 30 July 31   October 31
                          ---------- -------- -------  ---------- ---------- -------- --------  ----------
                                               (in millions, except per share data)
Revenues................    $ 92.2    $ 98.1  $114.7     $125.6     $ 99.0    $102.4  $  106.9    $112.5
Costs and expenses......      96.8      94.2   104.9      111.7       98.7     114.8     240.6     114.8
                            ------    ------  ------     ------     ------    ------  --------    ------
Operating income (loss).      (4.6)      3.9     9.8       13.9        0.3     (12.4)   (133.7)     (2.3)
Non-operating income
 (expense), net.........      (2.1)     (4.9)   (4.6)      (9.7)      (2.3)     (2.3)     (2.6)     (2.7)
                            ------    ------  ------     ------     ------    ------  --------    ------
Income (loss) before
 income taxes...........      (6.7)     (1.0)    5.2        4.2       (2.0)    (14.7)   (136.3)     (5.0)
Provision (benefit) for
 income taxes...........      (2.4)     (0.4)    1.9        1.5       (0.7)     (5.3)    (21.6)     (1.8)
                            ------    ------  ------     ------     ------    ------  --------    ------
Net income (loss).......      (4.3)     (0.6)    3.3        2.7       (1.3)     (9.4)   (114.7)     (3.2)
Preferred dividends.....       --        --      --         2.4        0.3       0.3       0.3       0.3
                            ------    ------  ------     ------     ------    ------  --------    ------
Net income (loss)
 available for common
 stockholders...........    $ (4.3)   $ (0.6) $  3.3     $  0.3     $ (1.6)   $ (9.7) $ (115.0)   $ (3.5)
                            ======    ======  ======     ======     ======    ======  ========    ======
Basic earnings (loss)
 per share of common
 stock..................    $(0.10)   $(0.01) $ 0.08     $ 0.01     $(0.04)   $(0.20) $  (2.42)   $(0.07)
                            ======    ======  ======     ======     ======    ======  ========    ======
Diluted earnings (loss)
 per share of common
 stock..................    $(0.10)   $(0.01) $ 0.07     $ 0.01     $(0.04)   $(0.20) $  (2.42)   $(0.07)
                            ======    ======  ======     ======     ======    ======  ========    ======

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

   The Company has also historically recognized a substantial portion of its revenues from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until late in a particular quarter. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company, historically, operated with little backlog because its products are generally shipped as orders are received. As a result, revenues from license fees in any quarter is substantially dependent on orders booked and shipped in that quarter.

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

Year 2000

   BPCS product line. The Company offers comprehensive services, education, project management and migration strategies to ready clients for the Year 2000. Century date options include BPCS Client/Server Version 6.0, BPCS ("CD") Century Dated, or BPCS Millennium Toolset. All versions of BPCS Client/Server V6.0 are Year 2000 compliant, BPCS CD century dates V4.05 and the BPCS Millennium Toolset will century date client's current version of BPCS Client/Server, modifications and related applications.

   Third parties. Identification of areas with third party risk is currently in process and should be completed by the first calendar quarter. Plans to mitigate risk when identified should be developed and implemented by the second calendar quarter of 1999.

   Internal systems. The Company is in the process of identifying all affected information technology and non-information technology systems. Remediation plans will target successful development, implementation and testing of each affected system. Identification should be completed by the end of the first calendar quarter of 1999 and plans to remediate should be developed and implemented by the second calendar quarter of 1999.

   In addition, the remediation plan will identify areas of risk to the Company if the Year 2000 plan fails and will identify contingency plans for critical processes. Risk assessment and contingency plans should be completed in the second calendar quarter of 1999.

   At this time, the Company believes that there will be no significant cost associated with ensuring Year 2000 compliance of its internal systems.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and equivalents at October 31, 1998 totaled $52.4 million, a decrease of $30.9 million when compared to October 31, 1997 cash balance of $83.3 million. Cash usage was primarily due to operating losses experienced during the year, the acquisition of the remaining 81% of the Company's UK affiliate, payment of certain warranty costs, interest payments on the Company's subordinated notes and payments related to the Company's third quarter 1998 restructuring activities.

   On January 12, 1998, the holder of the Company's $12.0 million convertible subordinated three-year promissory note elected to exercise its conversion right. The financial impact of that conversion was to reduce Long-Term Obligations by $12.0 million and increase Stockholders' Equity by the same amount.

   In May 1998, the Company strengthened its management team, reorganized its operations, and took initial steps to stabilize its financial performance. In July 1998, the Company restructured its business and recorded a $122.5 million restructuring and other charge. The charge includes a reduction in the Company's work force and office space and a write-down of software, goodwill and equipment (see Note 5 of Notes to Consolidated Financial Statements). These measures were aimed at significantly reducing the Company's cost and expense structure and improving future profitability.

   Management believes that based upon its anticipated operating results, cash generated from operations, combined with current working capital, will provide sufficient liquidity to meet the Company's capital requirements for the foreseeable future.

RECENTLY ISSUED ACCOUNTING STANDARDS

   American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in October 1997. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. Therefore, SOP 97-2 will effect transactions entered into by the Company beginning November 1, 1998. SOP 97-2 addresses various aspects of the recognition of revenue on software transactions and supersedes SOP 91-1, the policy currently followed by the Company. SOP 97-2 provides guidance on software arrangements consisting of multiple elements, evidence of fair value, delivery of elements, accounting for service elements and software arrangements requiring significant production, modification or customization of software. The Company plans to adopt this statement in fiscal year 1999 and does not expect the adoption of this statement to have a material impact on the Company's financial statements.

   In June 1997, the Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS 130 established new standards for reporting and displaying comprehensive income and its components. SFAS 131 requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. The Company does not believe that SFAS 130 or SFAS 131, which will become effective in fiscal year 1999, will have a material impact on the Company's financial statements.

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS 133 for its fiscal year 2000. The Company has not determined the impact that SFAS 133 will have on its financial statements and believes that such determination will not be meaningful until closer to the date of initial adoption.

ITEM 7A. MARKET RISK

   Approximately 60% of the Company's business is conducted outside the United States in Europe/Middle East/Africa, Canada, Latin America, and Asia/Pacific. The majority of business operations are transacted in foreign currencies except for Latin America where most revenues are invoiced and paid in U.S. dollars. As a result, the Company has exposure to foreign exchange fluctuations. The Company is affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These transactions are recorded as gains or losses in the Company's income statement.

   The Company's foreign exchange exposure was minimized in 1998 as the majority of the Company's foreign subsidiaries' business transactions were spread across approximately 20 different countries and currencies. This geographic diversity reduces the risk to the Company's operating results. Some foreign exchange exposure is mitigated as sales are predominately invoiced and paid in foreign currencies and offset by expenses which are also incurred and paid in the same currencies. Also, the Company performs periodic reviews of outstanding balances and settles intercompany accounts to minimize foreign exchange transaction gains and losses.

   The Company has minimal interest rate risk. The Company's $138 million public convertible subordinated notes' 7% interest rate is fixed and not subject to market fluctuations. The notes are due in 2002 (see Note 1 of Notes to Consolidated Financial Statements related to fair value of financial instruments).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and schedule of the Company are annexed to this Report as pages F-2 through F-23. An index to such materials appears on page F-l.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission not later than March 1, 1999. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission not later than March 1, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission not later than March 1, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission not later than March 1, 1999.

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

   b. The Company had no 8-K filings in the fiscal quarter ending October 31, 1998.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          System Software Associates, Inc.
January 29, 1999

                                               /s/ Lawrence A. Zimmerman
                                          _____________________________________
                                                  Lawrence A. Zimmerman,
                                            Executive Vice President and Chief
                                                     Financial Officer

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ William M. Stuek    -       Chief Executive Officer and    January 29, 1999
____________________________________  Chairman of the Board of
          William M. Stuek            Directors (Principal
                                      Executive Officer)

   /s/ Lawrence A. Zimmerman         Executive Vice President,      January 29, 1999
____________________________________  Chief Financial Officer and
       Lawrence A. Zimmerman          Director (Principal
                                      Financial and Accounting
                                      Officer)

      /s/ Casey G. Cowell            Director                       January 29, 1999
____________________________________
          Casey G. Cowell

    /s/ Andrew J. Filipowski         Director                       January 29, 1999
____________________________________
        Andrew J. Filipowski

      /s/ Douglas P. Smith           Director                       January 29, 1999
____________________________________
          Douglas P. Smith

   /s/ William N. Weaver, Jr.        Director                       January 29, 1999
____________________________________
       William N. Weaver, Jr.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                           ----
(1) Financial Statements:
  Independent Auditors' Report............................................  F-2

  Consolidated Balance Sheets as of October 31, 1998 and 1997.............  F-3
  Consolidated Statements of Operations for the years ended October 31,
   1998, 1997 and 1996....................................................  F-5
  Consolidated Statements of Cash Flows for the years ended October 31,
   1998, 1997 and 1996....................................................  F-6
  Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1998, 1997 and 1996..................................  F-7
  Notes to Consolidated Financial Statements..............................  F-8
(2) Financial Statement Schedule:
  The following financial statement schedule is included herein:
  Schedule II--Valuation and Qualifying Accounts.......................... F-23
  All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
System Software Associates, Inc.

   We have audited the accompanying consolidated balance sheets of System Software Associates, Inc. and subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1998. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of System Software Associates, Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Chicago, Illinois
December 10, 1998

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   October 31,
                                                                  -------------
                             ASSETS                                1998   1997
                             ------                               ------ ------
                                                                  (in millions,
                                                                  except share
                                                                      data)
Current Assets:
  Cash and equivalents........................................... $ 52.4 $ 83.3
  Accounts receivable, less allowance for doubtful accounts of
   $16.5 and $16.5...............................................  144.4  198.3
  Income taxes receivable........................................    3.9    1.5
  Deferred income taxes..........................................   31.2   11.3
  Prepaid expenses and other current assets......................   27.6   27.5
                                                                  ------ ------
    Total current assets.........................................  259.5  321.9
                                                                  ------ ------

Property and Equipment:
  Data processing equipment......................................   41.5   42.0
  Furniture and office equipment.................................   16.3   17.5
  Leasehold improvements.........................................    8.4   10.3
  Transportation equipment.......................................    1.7    1.3
                                                                  ------ ------
                                                                    67.9   71.1
  Less-accumulated depreciation and amortization.................   48.8   46.0
                                                                  ------ ------
    Total property and equipment.................................   19.1   25.1
                                                                  ------ ------

Other Assets:
  Software costs, less accumulated amortization of $42.9 and
   $89.3.........................................................   39.5   99.4
  Cost in excess of net assets of acquired businesses, less
   accumulated amortization of $13.0 and $11.8...................   21.1   19.7
  Deferred income taxes..........................................   16.6    3.9
  Investments in associated companies............................    1.0    1.6
  Miscellaneous..................................................    4.0    3.8
                                                                  ------ ------
    Total other assets...........................................   82.2  128.4
                                                                  ------ ------
    Total Assets................................................. $360.8 $475.4
                                                                  ====== ======


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                 October 31,
                             --------------------
      LIABILITIES AND
    STOCKHOLDERS' EQUITY       1998       1997
    --------------------     ---------  ---------
                                (in millions,
                             except share data)
Current Liabilities:
  Accrued commissions and
   royalties................ $    20.3  $    25.8
  Accounts payable and other
   accrued liabilities......      77.9       60.6
  Accrued compensation and
   related benefits.........      23.1       24.7
  Deferred revenue..........      44.3       49.3
                             ---------  ---------
    Total current
     liabilities............     165.6      160.4
                             ---------  ---------

Long-Term Obligations:
  Convertible subordinated
   notes....................     137.3      149.1
  Other.....................       4.6        1.7
                             ---------  ---------
    Total long-term
     obligations............     141.9      150.8
                             ---------  ---------
Deferred Revenue............      29.9       32.4
                             ---------  ---------
Deferred Income Taxes.......       --         0.8
                             ---------  ---------
Redeemable Series A
 Preferred Stock, $.01 par
 value, convertible, 10,000
 shares issued and
 outstanding (liquidation
 preference of $10.0
 million)...................       9.3        9.2
                             ---------  ---------
Stockholders' Equity:
  Preferred stock, $.01 par
   value, 100,000 shares
   authorized, 10,000 shares
   issued as Series A
   Preferred Stock..........       --         --
  Common stock, $.0033 par
   value, 250,000,000 shares
   authorized, 47,621,000
   and 42,868,000 shares
   issued...................       0.2        0.1
  Capital in excess of par
   value....................      72.5       48.5
  Retained earnings
   (deficit)................     (52.9)      77.1
  Cumulative translation
   adjustment...............      (5.7)      (3.9)
                             ---------  ---------
    Total stockholders'
     equity.................      14.1      121.8
  Commitments and
   Contingencies (Note 13)....     --         --
                             ---------  ---------
    Total Liabilities and
     Stockholders' Equity... $   360.8  $   475.4
                             =========  =========

          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Year Ended October 31,
                                                   ---------------------------
                                                     1998     1997      1996
                                                   --------  -------- --------
                                                   (in millions, except per
                                                          share data)
Revenues:
  License fees.................................... $  215.2  $ 303.0  $  226.7
  Client services and other.......................    205.6    127.5     114.1
                                                   --------  -------  --------
    Total revenues................................    420.8    430.5     340.8
                                                   --------  -------  --------
Costs and Expenses:
  Cost of license fees............................     73.0     75.3      66.9
  Cost of client services and other...............    142.5     98.3      89.0
  Sales and marketing.............................     81.4     88.5     103.8
  Research and development........................     60.1     51.7      54.4
  General and administrative......................     88.4     88.9      85.5
  Special charges.................................      1.1      4.9       --
  Restructuring and other.........................    122.5      --        --
                                                   --------  -------  --------
    Total costs and expenses......................    569.0    407.6     399.6
                                                   --------  -------  --------
Operating income (loss)...........................   (148.2)    22.9     (58.8)
Gain on sale of available-for-sale securities.....      --       --       13.1
Non-operating income (expense), net...............     (9.9)   (21.3)     (5.7)
                                                   --------  -------  --------
Income (loss) before income taxes.................   (158.1)     1.6     (51.4)
Provision (benefit) for income taxes..............    (29.4)     0.6     (18.6)
                                                   --------  -------  --------
Net income (loss).................................   (128.7)     1.0     (32.8)
Preferred dividends...............................      1.3      2.4       --
                                                   --------  -------  --------
Net income (loss) available for common
 stockholders..................................... $ (130.0) $  (1.4)  $ (32.8)
                                                   ========  =======  ========
Basic and diluted earnings (loss) per share of
 common stock..................................... $  (2.80) $ (0.03) $  (0.76)
                                                   ========  =======  ========
Weighted average common shares outstanding........     46.5     42.7      43.0
                                                   ========  =======  ========


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended October 31,
                                                      ------------------------
                                                       1998     1997    1996
                                                      -------  ------  -------
                                                          (in millions)
Cash Flows From Operating Activities:
Net income (loss)...................................  $(128.7) $  1.0  $(32.8)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Net assets written off due to restructuring.......     64.4     --       --
  Depreciation and amortization of property and
   equipment........................................      8.9     9.3      9.2
  Amortization of other assets......................     26.8    40.8     23.0
  Provision for doubtful accounts...................     21.1     3.3      9.3
  Gain on sale of available-for-sale securities.....      --      --     (13.1)
  Deferred income taxes.............................    (33.4)   (3.1)   (14.2)
  Deferred revenue..................................     (7.8)   (2.8)    (2.5)
  Changes in operating assets and liabilities, net
   of acquisitions:
    Accounts receivable.............................     37.1   (42.9)    12.6
    Prepaid expenses and other current assets.......      2.6    (1.9)    (2.1)
    Miscellaneous assets............................      1.7     2.1      2.4
    Accrued commissions and royalties...............     (5.6)   (0.2)    (6.8)
    Accounts payable and other accrued liabilities..     18.0    (1.0)     8.0
    Accrued compensation and related benefits.......     (2.2)    1.6      --
    Income taxes....................................     (2.4)    3.4    (14.2)
                                                      -------  ------  -------
Net cash provided by (used in) operating activities.      0.5     9.6    (21.2)
                                                      -------  ------  -------
Cash Flows From Investing Activities:
Purchases of property and equipment.................     (2.9)   (4.9)   (11.4)
Software costs......................................    (23.2)  (44.8)   (43.8)
Investments and acquisitions, net of cash acquired..     (2.0)    --      (4.5)
Proceeds from sale of available-for-sale securities.      --      --      23.2
Other...............................................      --      --      (0.1)
                                                      -------  ------  -------
Net cash flows used in investing activities.........    (28.1)  (49.7)   (36.6)
                                                      -------  ------  -------
Cash Flows From Financing Activities:
Amount borrowed (repaid) under line of credit.......      --    (46.4)    46.4
Repayment of Senior Notes Payable...................      --    (26.0)     --
Proceeds from issuance of convertible subordinated
 notes..............................................      --    150.0      --
Proceeds from issuance of Redeemable Series A
 Preferred Stock....................................      --     10.0      --
Principal payments under other financing
 obligations........................................     (3.4)   (2.7)    (5.7)
Proceeds from stock option and stock purchase plans.      2.5     1.6      2.1
Dividends paid......................................     (1.2)    --      (4.2)
                                                      -------  ------  -------
Net cash provided by (used in) financing activities.     (2.1)   86.5     38.6
                                                      -------  ------  -------
Effect of exchange rate changes on cash.............     (1.2)   (1.2)     0.2
                                                      -------  ------  -------
Net increase (decrease) in cash and equivalents.....    (30.9)   45.2    (19.0)
Cash and equivalents:
Beginning of year...................................     83.3    38.1     57.1
                                                      -------  ------  -------
End of year.........................................  $  52.4  $ 83.3  $  38.1
                                                      =======  ======  =======

          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Unrealized
                                                              gain on
                          Common Stock  Capital in Retained  available- Cumulative      Total
                          ------------- excess of  earnings   for-sale  translation stockholders'
                          Shares Amount par value  (deficit) securities adjustment     equity
                          ------ ------ ---------- --------- ---------- ----------- -------------
                                           (in millions, except per share data)
Balance October 31,
 1995...................   42.1   $0.1    $26.1     $ 115.5    $ 2.5      $ (0.8)      $ 143.4
Shares issued upon
 exercise of employee
 stock options..........    0.3             2.1                                            2.1
Tax benefit of stock
 options exercised......                    1.2                                            1.2
Foreign currency
 translation adjustment.                                                    (0.4)         (0.4)
Dividends paid--$0.10
 per share..............                               (4.2)                              (4.2)
Shares issued in
 business combinations..    0.2             3.4                                            3.4
Sale of available-for-
 sale securities........                                        (2.5)                     (2.5)
Net loss................                              (32.8)                             (32.8)
                           ----   ----    -----     -------    -----      ------       -------
Balance October 31,
 1996...................   42.6   $0.1    $32.8     $  78.5     $--       $ (1.2)      $ 110.2
                           ----   ----    -----     -------    -----      ------       -------
Shares issued upon
 exercise of employee
 stock options..........    0.3             1.6                                            1.6
Tax benefit of stock
 options exercised......                    0.5                                            0.5
Foreign currency
 translation adjustment.                                                    (2.7)         (2.7)
Dividends--Redeemable
 Series A Preferred
 Stock ($30.00 per
 share).................                               (0.2)                              (0.2)
Issuance of warrants....                    2.5                                            2.5
Beneficial conversion
 feature of convertible
 subordinated note......                    8.9                                            8.9
Beneficial conversion
 feature of Redeemable
 Series A Preferred
 Stock..................                    2.2        (2.2)                               --
Net income..............                                1.0                                1.0
                           ----   ----    -----     -------    -----      ------       -------
Balance October 31,
 1997...................   42.9   $0.1    $48.5     $  77.1     $--       $ (3.9)      $ 121.8
                           ----   ----    -----     -------    -----      ------       -------
Shares issued upon
 exercise of employee
 stock options and
 shared issued in
 employee stock purchase
 plans..................    0.4    0.1      2.4                                            2.5
Tax benefit of stock
 options exercised......                    0.2                                            0.2
Foreign currency
 translation adjustment.                                                    (1.8)         (1.8)
Dividends--Redeemable
 Series A Preferred
 Stock ($30.00 per
 share).................                               (1.3)                              (1.3)
Issuance of warrants....                    3.5                                            3.5
Shares issued in
 business combination...    0.7             5.9                                            5.9
Conversion of $12
 million private
 convertible
 subordinated note to
 common stock...........    3.6            12.0                                           12.0
Net loss................                             (128.7)                            (128.7)
                           ----   ----    -----     -------    -----      ------       -------
Balance October 31,
 1998...................   47.6   $0.2    $72.5     $ (52.9)    $--       $ (5.7)      $  14.1
                           ====   ====    =====     =======    =====      ======       =======

          See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Operations and Significant Accounting Policies:

 Nature of operations

   System Software Associates, Inc. (the "Company" or "SSA") is a leading provider of cost-effective business enterprise information systems to the industrial sector worldwide. The Company's BPCS (Business Planning and Control System) Client/Server product line provides business process re-engineering and integration of an enterprise's operations, including multi-mode manufacturing processes, supply chain management and global financial solutions. The BPCS product line delivers scalability, interoperability and reconfigurability in a comprehensive product suite to meet changing market demands. The Company markets, sells and services its products to large and intermediate-sized industrial sector firms primarily through its own worldwide sales organization and through a network of independent software companies (the "Affiliates"). The Company has strategic relationships with major computer hardware manufacturers, such as IBM and Hewlett Packard; software functionality companies, such as i2 and Cognos; and major systems integrators and the Big Five consulting firms.

 Principles of consolidation

   The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Foreign currency translation

   The functional currencies for substantially all of the Company's foreign subsidiaries are their local currencies. The foreign subsidiaries' balance sheets are translated at the year end rates of exchange and their results of operations at weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders' equity and will be included in the determination of net income (loss) only upon sale or liquidation of the subsidiaries, which is not contemplated at this time. Foreign exchange transaction gains (losses) aggregating $2.7 million, $0.6 million and $(0.4) million are included in general and administrative expenses for 1998, 1997, and 1996, respectively.

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

   The principal components of cost of license fees are commissions paid to independent Affiliates, hardware costs, amortization of capitalized software costs, warranty costs and royalties paid to third parties. The principal components of cost of client services and other are salaries paid to the Company's client services personnel and amounts paid to independent client services professionals. Accrued Affiliate and salesman commissions are not paid until the related accounts receivable balances have been collected.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using various methods over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the assets or related leases. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment was $8.9 million, $9.3 million and $9.2 million in 1998, 1997, and 1996, respectively.

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

                                                                  October 31,
                                                                 --------------
                                                                  1998    1997
                                                                 ------  ------
                                                                 (in millions)
      Purchased software........................................ $ 10.6  $ 10.6
      Internally developed software.............................   71.8   178.1
                                                                 ------  ------
                                                                   82.4   188.7
      Less--Accumulated amortization............................  (42.9)  (89.3)
                                                                 ------  ------
      Net capitalized software costs............................ $ 39.5  $ 99.4
                                                                 ======  ======

   Amortization of capitalized software costs charged to cost of license fees aggregated $22.5 million, $28.2 million, and $20.0 million during 1998, 1997, and 1996, respectively.

 Research and development

   Research and development expenses, principally the design and development of software products (exclusive of costs capitalized under SFAS No. 86), are expensed as incurred.

 Cost in excess of net assets of acquired businesses

   The excess of cost over the fair value of the net identifiable assets of acquired businesses is amortized on a straight-line basis, typically over a seven-year period. Amortization expense was $4.1 million, $3.1 million and $2.7 million in 1998, 1997, and 1996, respectively.

 Fair value of financial instruments

   The fair value of cash and equivalents, receivables, accounts payable and accrued expenses approximates their carrying values. The fair value of public convertible subordinated notes using the quoted market price on October 31, 1998 is $91.1 million. It was not practical to determine the fair value of Redeemable Series A Preferred Stock and investments in associated companies at October 31, 1998 as there are no quoted market prices for these instruments.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Derivatives

   The Company has periodically entered into foreign currency contracts in order to reduce the impact of certain foreign currency fluctuations. Unrealized gains and losses on foreign currency contracts were recognized in each reporting period in the consolidated statement of operations.

 Stock-based compensation

   The Company utilizes the intrinsic value based method of accounting for its stock-based compensation agreements.

 Earnings per share

   During fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share". In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares could consist of employee stock options, warrants or convertible securities using the treasury stock method of computation. All earnings per share amounts for all periods presented have been restated to conform to SFAS 128 requirements. The loss per share for 1998, 1997 and 1996 has been computed using only the weighted average number of shares outstanding.

   Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation earnings per share were as follows:

                                                                   October 31,
                                                                  --------------
                                                                  1998 1997 1996
                                                                  ---- ---- ----
                                                                  (in millions)
      Stock options..............................................  3.0  2.9 2.1
      Warrants...................................................  3.7  2.1 --
      Convertible securities.....................................  8.4 12.0 --
                                                                  ---- ---- ---
                                                                  15.1 17.0 2.1
                                                                  ==== ==== ===

 Use of estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 Statements of cash flows

   For purposes of reporting cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. At October 31, 1998, the Company had $7.5 million invested in money market funds. Interest income which is included in the Company's Consolidated Statements

                       SYSTEM SOFTWARE ASSOCIATES, INC.

of Operations in non-operating income (expense), net aggregated $2.2 million, $1.3 million and $1.1 million during 1998, 1997 and 1996, respectively. Supplemental information is as follows:

                                                                   Year Ended
                                                                  October 31,
                                                                ----------------
                                                                1998  1997  1996
                                                                ----- ----- ----
                                                                 (in millions)
      Non-cash investing and financing activities:
        Leases capitalized....................................  $ 0.8 $ 1.7 $0.6
        Liabilities assumed in connection with investments and
         acquisitions.........................................  $ --  $ --  $1.2
        Shares issued in business combinations................  $ 5.9 $ --  $3.4
        Issuance of common stock purchase warrants............  $ 3.5 $ 2.5 $ --
        Beneficial conversion features on issuance of note and
         preferred stock......................................  $ --  $11.1 $ --
        Conversion of private convertible subordinated note...  $12.0 $ --  $ --
      Cash paid during the period for:
        Interest..............................................  $10.8 $ 8.0 $4.0
        Income taxes..........................................  $ 6.4 $ 2.4 $9.5


NOTE 2--Business Combinations:

   The Company has expanded its global coverage and strengthened its product offerings through various acquisitions.

   The following table summarizes all which were accounted for under the purchase method and, accordingly, resulted in allocations of the purchase prices to the net assets acquired based upon their estimated fair values as of the acquisition dates. The accompanying consolidated statements of operations reflect the results of operations of the acquired companies since the acquisition dates. Proforma results of operations are not presented as the acquisitions were not significant. These transactions typically involved the Company acquiring a majority interest or additional interest in an existing independent Affiliate.

                            Year Ended October 31,

-----------------------------------------------------------------------------------------
                       1998            1997                        1996
-----------------------------------------------------------------------------------------
                                     (in millions)
                 .SSA Acclaim (a) No acquisitions .SSA North Central (b)
                                                  .NofTek NW, Inc. (SSA Northwest) (b)
                                                  .Castillo Informatica (SSA Iberica) (b)
                                                  .Vector Systems Analysis
-----------------------------------------------------------------------------------------
Aggregate
 consideration.        $8.0             --                         $8.0
-----------------------------------------------------------------------------------------
Goodwill.......        $7.7             --                         $7.2
-----------------------------------------------------------------------------------------

(a) Acquired the remaining interest of 81% in 1998.
(b) Acquired the remaining interests of 81% in SSA North Central, 90% in SSA Northwest and 27% in SSA Iberica in 1996.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 3--Investments in Associated Companies:

   The Company owns minority interests in certain of its affiliates and accounts for these investments under the cost method if the Company owns less than 20% and the equity method if ownership is more than 20% of each associated company. The Company does not exercise control over the operations of these companies.

NOTE 4--Financial Instruments:

   The Company has used forward exchange contracts for the primary purpose of reducing its exposure to fluctuations in foreign currency exchange rates. The instruments are employed to manage transactional exposure. While these financial instruments are subject to the risk that market rates may change subsequent to the acquisition of the financial instrument, such changes would generally be offset by opposite effects on the items being managed. The Company's financial instruments typically mature within three months of origination and are transacted at rates which reflect the market rate at the date of the contract.

   At October 31, 1998 and 1997, the Company had no forward exchange contracts outstanding. As of October 31, 1996, the Company had forward contracts for the purchase and sale of European and other currencies, with purchases totaling $3.2 million and sales totaling $26.8 million. These contracts matured on or before November 5, 1996.

NOTE 5--Restructuring and Other Charge:

   The Company announced a restructuring and other charge of $122.5 million in the third quarter ending July 31, 1998. The charge includes a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space and severance benefits for approximately 300 employees. The reduction in workforce represents approximately 12% of June 30, 1998 worldwide employees. Actual write-downs of capitalized software and restructuring costs incurred in 1998 total $83.5 million of the $122.5 million reserved for restructuring and other charges. The following table summaries the significant components of the restructuring reserve at October 31, 1998.

                                  Restructuring Restructuring Remaining Balance
                                    and Other       Costs      at October 31,
                                     Charge       Incurred          1998
                                  ------------- ------------- -----------------
                                                  (in millions)
      Severance and benefits.....    $  7.6         $ 5.8           $ 1.8
      Write-down of assets.......      65.1          64.4             0.7
      Office space...............      11.1           2.7             8.4
      Warranty...................      35.4           7.4            28.0
      Other......................       3.3           3.2             0.1
                                     ------         -----           -----
                                     $122.5         $83.5           $39.0
                                     ======         =====           =====

   The Company expects to pay a significant amount of the remaining $39.0 million of accrued restructuring costs in fiscal 1999.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 6--Long-Term Obligations:

   Long-term obligations consist of the following:

                                                                   October 31,
                                                                  -------------
                                                                   1998   1997
                                                                  ------ ------
                                                                  (in millions)
      Public convertible subordinated notes...................... $137.3 $137.1
      Private convertible subordinated note......................    --    12.0
      Restructuring and other payable............................   39.0    --
      Note payable...............................................    --     0.5
      Obligations under capital leases...........................    1.7    3.4
                                                                  ------ ------
                                                                   178.0  153.0
      Less--Current maturities...................................   36.1    2.2
                                                                  ------ ------
        Total long-term obligations.............................. $141.9 $150.8
                                                                  ====== ======

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

 Private Convertible Subordinated Note

   Prior to its conversion to common stock in January 1998, the Company had issued a convertible subordinated promissory note (the "Private Convertible Subordinated Note") in March 1997 to a strategic investor in the amount of $12.0 million, bearing interest at the prime rate plus 1% and convertible into common stock of the Company at the lesser of $3.33 per share or 80% of the fair market value of the stock at the time of conversion. The loan maturity was three years, and the note was not convertible prior to October 1997, except in the event of prepayment. The Private Convertible Subordinated Note had a beneficial conversion feature because the fair market value of the Company's stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $8.9 million has been reflected as an increase to capital in excess of par value and was amortized as interest expense in 1997. The expense was included in the Company's Consolidated Statement of Operations for the year ended October 31, 1997 in non-operating income (expense), net.

   On January 12, 1998, the $12.0 million Private Convertible Subordinated Note was converted into 3.6 million shares of common stock.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Restructuring and Other Payable

   At October 31, 1998, the $39.0 million restructuring and other payable balance represents the unused charges from the third quarter 1998 $122.5 million restructuring and other charge. The Company expects to use approximately $35.0 million of the balance during 1999 and the remaining $4.0 million in 2000.

 Note Payable

   At October 31, 1997, the notes payable represents a commitment made in connection with an acquisition which was paid in 1998.

 Capital Lease Obligations

   Capital lease obligations represent the present value of future payments under leases for transportation and data processing equipment. The recorded cost of these assets aggregated $6.6 million and $6.5 million at October 31, 1998 and 1997, respectively; accumulated amortization thereon aggregated $4.5 million and $4.0 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

   The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of minimum lease payments at October 31, 1998:

      Year Ending October 31, (in millions)                               Amount
      -------------------------------------                               ------
      1999...............................................................  $1.5
      2000...............................................................   0.4
      2001...............................................................   0.1
                                                                           ----
      Total minimum lease payments.......................................   2.0
      Less--Amount representing interest.................................   0.3
                                                                           ----
      Present value of minimum lease payments............................   1.7
      Less--Current maturities...........................................   1.1
                                                                           ----
                                                                           $0.6
                                                                           ====

   Interest expense which is included in the Company's Consolidated Statements of Operations in non-operating income (expense), net was $10.7 million, $9.3 million, and $4.7 million during 1998, 1997, and 1996, respectively.

NOTE 7--Income Taxes:

   Deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

   Pretax income (loss) from continuing operations was taxed in the following jurisdictions:

                                                          Year Ended October
                                                                  31,
                                                          ---------------------
                                                           1998    1997   1996
                                                          -------  ----  ------
                                                             (in millions)
      Domestic........................................... $(153.0) $4.0  $(57.6)
      Foreign............................................    (5.1) (2.4)    6.2
                                                          -------  ----  ------
                                                          $(158.1) $1.6  $(51.4)
                                                          =======  ====  ======

                       SYSTEM SOFTWARE ASSOCIATES, INC.

   The provision for income taxes consists of the following:

                                                          Year Ended October
                                                                  31,
                                                          ---------------------
                                                           1998   1997    1996
                                                          ------  -----  ------
                                                             (in millions)
      Current:
      Federal............................................ $  --   $ 1.6  $ (8.3)
      State..............................................    --     --     (2.8)
      Foreign............................................    4.0    2.1     5.3
                                                          ------  -----  ------
                                                             4.0    3.7    (5.8)
                                                          ------  -----  ------
      Deferred:
      Federal............................................  (31.4)  (2.9)  (11.5)
      State..............................................   (2.0)  (0.2)   (0.8)
      Foreign............................................    --     --     (0.5)
                                                          ------  -----  ------
                                                           (33.4)  (3.1)  (12.8)
                                                          ------  -----  ------
                                                          $(29.4) $ 0.6  $(18.6)
                                                          ======  =====  ======

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

   A reconciliation of taxes based on the federal statutory rate and the Company's actual provision is as follows:

                                                          Year Ended October
                                                                 31,
                                                          --------------------
                                                           1998   1997   1996
                                                          ------  ----  ------
                                                            (in millions)
      Income tax at the federal statutory rate........... $(55.4) $0.5  $(18.0)
      State income taxes, net of federal benefit.........   (2.2)  0.2    (1.3)
      Foreign operating losses...........................    5.8   2.9    (0.3)
      Research and development tax credit................   (0.8) (1.0)   (1.2)
      Meals and entertainment............................    0.6   0.7     1.1
      Restructuring expense with no tax benefit..........   20.7   --      --
      Other, net.........................................    1.9  (2.7)    1.1
                                                          ------  ----  ------
                                                          $(29.4) $0.6  $(18.6)
                                                          ======  ====  ======

                       SYSTEM SOFTWARE ASSOCIATES, INC.

   The net deferred tax balance is comprised of (asset) liability:

                                                                 Year Ended
                                                                 October 31,
                                                                --------------
                                                                 1998    1997
                                                                ------  ------
                                                                (in millions)
      Revenue (net of commissions) recognized for tax purposes
       in advance of financial reporting......................  $ (6.2) $ (6.9)
      Capitalization of software costs for financial reporting
       purposes...............................................    32.5    33.7
      Provision for doubtful accounts.........................    (4.6)   (4.6)
      Rent expense for financial reporting purposes...........    (0.8)   (1.1)
      Expense recognized for financial reporting purposes in
       advance of tax.........................................   (17.1)   (4.7)
      Deferred gain...........................................    (1.6)   (1.6)
      Domestic credit carryforwards...........................    (1.4)   (1.4)
      Foreign carryforwards...................................   (15.6)   (8.1)
      Foreign tax credit carryforwards........................   (11.0)  (11.0)
      Research and development credit carryforwards...........    (4.4)   (3.6)
      Domestic net operating loss carryforwards...............   (35.5)  (15.0)
      Valuation allowance.....................................    20.7    13.1
      Other, net..............................................    (2.8)   (3.2)
                                                                ------  ------
                                                                $(47.8) $(14.4)
                                                                ======  ======

   At October 31, 1998, the Company has approximately $40.2 million of foreign net operating loss carryforwards, $94.1 million of domestic net operating loss carryforwards, and $11.0 million of foreign tax credit carryforwards and $5.8 million of domestic tax credit carryforwards. At October 31, 1998 and October 31, 1997, the Company recorded valuation allowances related to these items of $20.7 million and $13.1 million, respectively. The Company recognizes certain deferred tax assets based upon Management's assessment that these assets will "more likely than not" be recognized in the future in accordance with SFAS 109, "Accounting for Income Taxes". This assessment is based primarily on estimates of future operating results.

   Of the $40.2 million of foreign net operating loss carryforwards, $16.6 million expire in varying amounts through the fiscal year ending October 31, 2005, and $23.6 million may be carried forward indefinitely. Of the $94.1 million of domestic net operating loss carryforwards, $31.0 million expire on October 31, 2011, $9.0 million expire on October 31, 2012, and $54.1 million expire on October 31, 2018. The $11.0 million of the foreign tax credit carryforwards expire in varying amounts through the fiscal year ending on October 31, 2001. Of the $5.8 million of domestic tax credit carryforwards, $1.4 million expire in varying amounts through the fiscal year ending on October 31, 2002, and $4.4 million expire in varying amounts through October 31, 2013.

   During 1998, 1997, and 1996 certain employees disposed of shares acquired through the exercise of stock options that allowed the Company to record additional compensation expense for tax purposes measured as the difference between the fair value of the stock and the option price at the date of exercise. The aggregate tax benefit to the Company of $0.2 million, $0.5 million, and $1.2 million, respectively, has been credited to capital in excess of par value.

NOTE 8--Redeemable Series A Preferred Stock:

   On August 29, 1997, the Company issued 10,000 shares of Series A Preferred Stock and 600,000 common stock purchase warrants to a private investor for $10.0 million. The shares of Series A Preferred Stock have an initial liquidation preference of $1,000 per share, increasing to $3,500 per share on or after the earliest of (i)

                       SYSTEM SOFTWARE ASSOCIATES, INC.

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

   The Redeemable Series A Preferred Stock has a beneficial conversion feature because the fair market value of the Company's stock was in excess of its per share conversion price at the date of issuance. The value of the beneficial conversion feature of $2.2 million was recorded in 1997 as an increase to capital in excess of par value and a decrease to retained earnings (preferred dividend).

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

   Upon the occurrence of certain events, including payment defaults, covenant defaults in the purchase agreement, cross defaults to acceleration of other material indebtedness, bankruptcy and a change in control (each, a "Redemption Event"), the holders of the Series A Preferred Stock may require the Company to redeem their shares of Series A Preferred Stock at a redemption price equal to the greater of $1,000 per share, plus accrued and unpaid dividends or the amount that such holder would have received had such holder converted the Series A Preferred Stock into Common Stock immediately prior to the liquidation of the Company.

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

   As a result of the third quarter $122.5 million restructuring and other charge, the Company determined it would likely not meet the fixed charge coverage ratio and debt to capital ratio at October 31, 1998. The Company obtained a waiver on November 19, 1998. The fixed charge coverage ratio has been waived for October 31, 1998 and January 31, 1999 and the Company must resume compliance at April 30, 1999. The Company did not meet the debt to capital ratio covenant at July 31, 1998 and obtained an extension of the cure period until the debt to capital ratio provision was increased to a maximum of 86% effective November 1, 1998. The Company was in compliance with all other covenants at October 31, 1998.

NOTE 9--Common Stock Purchase Warrants:

   In January 1998, in consideration of certain long-term financial advisory services, the Company agreed to sell to a financial advisor for a nominal amount warrants to purchase from the Company up to 1,325,000 shares of Common Stock (the "Financial Advisor Warrants"). The Financial Advisor Warrants are initially exercisable

                       SYSTEM SOFTWARE ASSOCIATES, INC.

at $9.6875 per share, the fair market value at the date of the issuance and may be exercised at any time or from time to time within a ten year period, commencing on the warrant issue date. The fair value of the warrants of $2.8 million was recorded as an increase to capital in excess of par value and other assets and is being amortized over the term of the advisory services to be rendered.

   In January 1998, the Company settled the Bain Investors' lawsuit. As part of the settlement the Company issued to certain of the Bain Investors warrants to purchase an aggregate of 300,000 shares of the Company's Common Stock, which warrants are exercisable at $9.6875 per share, the fair market value at the settlement date. The fair value of the warrants of $0.7 million was recorded as an increase to capital in excess of par value and a special charge.

   On March 4, 1997, the Company issued warrants to purchase 775,000 shares of common stock ("Warrants") as part of amendments to the Company's Line of Credit and Senior Notes payable agreements. The Warrants are initially exercisable at $10.32 per share and may be exercised for five years from the date of issuance. The fair value of the warrants of $0.9 million was recorded as an increase to capital in excess of par value and other current assets and was amortized over the term of the amendments.

   On August 29, 1997, the Company issued warrants to purchase 600,000 shares of common stock (the "Private Warrants") to a private investor in connection with the Company's issuance of Redeemable Series A Preferred Stock. Each holder of a Private Warrant is entitled to purchase shares of Common Stock at an exercise price equal to $15.125 per share, the fair market value at the date of issuance of the warrants. The Private Warrants are exercisable at any time until August 22, 2007. The fair value of the warrants of $0.8 million was recorded as an increase to capital in excess of par value and a decrease to Redeemable Series A Preferred Stock which is being accreted as preferred dividends over six years beginning the date of issuance.

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

NOTE 10--Stock Options:

   The Company has certain stock option plans and a long-term incentive plan under which options to purchase shares of the Company's common stock, stock appreciation rights, restricted stock, and cash awards may be granted to key employees and non-employees of the Company and its Affiliates. In April 1997, shareholders approved an amendment to the long-term incentive plan, increasing the aggregate number of common shares to be available for grant to 4,500,000, from a previous aggregate of 1,800,000, provided the aggregate number of common shares which may be granted in one calendar year, to any one key employee, shall not exceed 200,000 shares. The stock option and long-term incentive plans provide that an aggregate of 9,056,250 common shares be available for grant, subject to adjustments for stock splits, stock dividends, mergers, or other changes in capitalization. Options become exercisable in varying periods (typically 4 to 5 years) and are priced by the Board of Directors, but may not be less than 50% of the fair market value of the shares at the date of grant. All options granted during 1998, 1997, and 1996 were granted at fair market value.

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement of Financial Accounting

                       SYSTEM SOFTWARE ASSOCIATES, INC.

Standards No. 123 ("FAS 123"), the Company's net income (loss) available to common stockholders and earnings (loss) per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                        1998     1997    1996
                                                       -------  ------  ------
                                                        (in millions except
                                                          per share data)
   Net income (loss) available for common
    stockholders.......................... As Reported $(130.0) $ (1.4) $(32.8)
                                           Pro Forma   $(132.2) $ (4.0) $(33.7)
   Basic and diluted earnings (loss) per
    share of common stock................. As Reported $ (2.80) $(0.03) $(0.76)
                                           Pro Forma   $ (2.84) $(0.09) $(0.78)

   Under the stock option plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1998: risk free interest rate of 5.0%; expected life of 4.5 years; expected volatility of 53%; and no dividends expected to be paid. The weighted-average assumptions used in fiscal 1997 and 1996 are as follows: risk free interest rate of 6.3%; expected life of 5.5 years; expected volatility of 53%; and no dividends expected to be paid.

   The following is a summary of 1998, 1997 and 1996 stock option activity:

                            Available                            Weighted Average
                            for grant   Unexercised  Exercisable  Exercise Price
                            ----------  -----------  ----------- ----------------
   Balance, October 31,
    1995...................    508,844   2,284,571     677,253        $ 8.19
                            ----------  ----------    --------        ------
   Granted................. (1,468,001)  1,468,001                     14.22
   Becoming exercisable....                            393,822          7.52
   Cancelled...............  1,384,237  (1,384,237)   (191,211)        17.71
   Exercised...............               (275,906)   (275,906)         7.64
                            ----------  ----------    --------        ------
   Balance, October 31,
    1996...................    425,080   2,092,429     603,958          8.04
                            ----------  ----------    --------        ------
   Authorized..............  2,700,000
   Granted................. (3,105,569)  3,105,569                      6.36
   Becoming exercisable....                            403,679          4.27
   Cancelled...............  1,995,296  (1,995,296)   (106,289)         9.67
   Exercised...............               (290,698)   (290,698)         5.77
                            ----------  ----------    --------        ------
   Balance, October 31,
    1997...................  2,014,807   2,912,004     610,650          5.50
                            ----------  ----------    --------        ------
   Granted................. (1,389,510)  1,389,510                      6.33
   Becoming exercisable....                            533,699          5.40
   Cancelled...............  1,012,748  (1,012,748)    (92,102)         6.23
   Exercised...............               (325,047)   (325,047)         3.97
                            ----------  ----------    --------        ------
   Balance, October 31,
    1998...................  1,638,045   2,963,719     727,200        $ 5.84
                            ==========  ==========    ========        ======

   The weighted-average fair values of options granted during 1998, 1997 and 1996 are $2.30, $3.46, and $7.85, respectively.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

   The following table summarizes information about the stock options outstanding as of October 31, 1998:

                        Options Outstanding             Options Exercisable
                  -----------------------------------  -----------------------
                               Weighted
                                Average
                               Remaining    Weighted                 Weighted
      Range of                Contractual   Average                  Average
      Exercise     Number        Life       Exercise     Number      Exercise
       Prices     of Shares     (Years)      Price     Exercisable    Price
      --------    ---------   -----------   --------   -----------   --------
      $1 to 5     2,151,719       8.1         $ 5        572,050       $ 5
      $6 to 10      723,000       8.2           8        147,950         8
      $11 to 15      89,000       9.0          14          7,200        14
                  ---------       ---         ---        -------       ---
      $1 to 15    2,963,719       8.2         $ 6        727,200       $ 5
                  =========       ===         ===        =======       ===

NOTE 11--Employee Stock Purchase Plans:

   On October 1, 1997 the Company established Qualified and Non-Qualified Employee Stock Purchase Plans ("Stock Purchase Plans") for all eligible U.S. employees. On April 17, 1998, participation in the Stock Purchase Plan was extended to all eligible UK employees. An aggregate of 2.0 million shares of the Company's common stock (subject to adjustments for stock splits, dividends or other relevant changes in the Company's capitalization) may be sold pursuant to the Stock Purchase Plans. The Stock Purchase Plans enable employees to purchase, through payroll deductions, the Company's common stock at the lesser of 90% (subject to adjustment, but not less than 85%) of the market value on the first day of each month or the market value on the purchase date. During 1998, the Company issued 138,400 shares under this plan.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 12--Foreign Information:

   Information regarding geographic areas for the years ended October 31, 1998, 1997, and 1996 is as follows:

                             United     Europe
                             States   Middle East Other   Eliminations  Total
                             -------  ----------- ------  ------------ -------
                                              (in millions)
Year Ended October 31, 1998
  Sales to unaffiliated
   customers................ $ 157.0    $167.7    $130.2     $(34.1)   $ 420.8
  Operating income (loss)... $(172.4)   $ 10.9    $ 13.3        --     $(148.2)
  Identifiable assets....... $ 176.7    $112.5    $134.5     $(62.9)   $ 360.8
                             =======    ======    ======     ======    =======
Year Ended October 31, 1997
  Sales to unaffiliated
   customers................ $ 208.8    $160.3    $122.3     $(60.9)   $ 430.5
  Operating income (loss)... $  30.0    $(16.9)   $  9.8        --     $  22.9
  Identifiable assets....... $ 304.6    $118.5    $117.3     $(65.0)   $ 475.4
                             =======    ======    ======     ======    =======
Year Ended October 31, 1996
  Sales to unaffiliated
   customers................ $ 164.9    $113.8    $ 95.0     $(32.9)   $ 340.8
  Operating income (loss)... $ (17.4)   $(26.6)   $(14.8)       --     $ (58.8)
  Identifiable assets....... $ 234.9    $ 98.6    $107.2     $(56.3)   $ 384.4
                             =======    ======    ======     ======    =======

   The sales and operating income (loss) amounts reflected above include intercompany royalties, which are eliminated.

   United States sales by geographical areas during the years ended October 31, 1998, 1997, and 1996 are as follows:

                                                       Foreign
                                          ---------------------------------
                                            Europe     Asia      Canada
                            United States Middle East Pacific Latin America Total
                            ------------- ----------- ------- ------------- ------
                                                (in millions)
   Year Ended October 31,
    1998...................    $135.3        $ 9.6     $ 4.9      $7.2      $157.0
   Year Ended October 31,
    1997...................    $151.6        $37.9     $14.7      $4.6      $208.8
   Year Ended October 31,
    1996...................    $143.1        $13.0     $ 4.3      $4.5      $164.9

NOTE 13--Commitments and Contingencies:

   The Company leases its office space and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rent expense under such leases aggregated approximately $24.4 million, $28.1 million and $24.1 million during 1998, 1997 and 1996, respectively. Minimum annual rental commitments under noncancelable operating leases for periods subsequent to October 31, 1998 are as follows: $21.0 million in 1999, $14.5 million in 2000, $10.6 million in 2001, $9.6 million in 2002, $9.6 million in 2003 and $35.8 million in 2004 and thereafter.

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

associated common laws. The lawsuits name the Company and several of its officers and directors as defendants, and allege violations of securities laws, fraud and negligence, stemming from circumstances which resulted in the restatement of the Company's financial statements for 1994 and 1995. The complaints do not specify the amounts of damages sought.

   The Company has executed a settlement agreement with the class plaintiffs in the Illinois state court action titled Steinberg v. SSA, 97 CH 287 (the "Settlement"). The Company paid $1.7 million in cash and an officer defendant has contributed 100,000 shares of Common Stock. The presiding judge in the Illinois case approved the Settlement on September 30, 1997. Certain individual objectors to the Settlement appealed the fairness of the Settlement. The Appellate Court has heard oral arguments but has yet to rule. There can be no assurance that the Settlement will not be overturned or opposed or that it will legally bar the federal claims described above. In addition, even if the Settlement bars the federal claims as described above, because the class period of the federal claims is slightly larger than the class period of the state claim and one defendant was named in the Federal action that was not a defendant in the State action, the Settlement may not result in the dismissal of the entire federal action. The failure to achieve a dismissal of any of these actions or the failure to settle them on sufficiently advantageous terms could have a material adverse effect on the business, operating results and financial condition of the Company.

   The Company is also subject to other legal proceedings and claims which arise in the normal course of business. Although the outcome of these proceedings cannot be determined with certainty, management believes that the final outcomes of these proceedings should not have a material adverse effect on the Company's operations or financial position.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in millions)

                                                         Deductions--
                          Balance at  Additions charged     write-
                         beginning of   to costs and    offs and other Balance at end
                            period        expenses       adjustments     of period
                         ------------ ----------------- -------------- --------------
Allowance for doubtful
 accounts
  Year ended October 31,
   1998.................    $ 16.5         $ 21.1           $(21.1)        $16.5
  Year ended October 31,
   1997.................    $ 16.5         $  3.3           $ (3.3)        $16.5
  Year ended October 31,
   1996.................    $ 12.5         $  9.3           $ (5.3)        $16.5

                               INDEX TO EXHIBITS

 Exhibit
  No.                              Description
 -------                           -----------
  3.1    Certificate of Incorporation, as amended to date...............    (1)
  3.2    Amendment to Certificate of Incorporation, June 6, 1997........    (2)
  3.3    By-Laws, as amended to date....................................    (3)
  3.4    Certificate of Designations for Series A Preferred Stock.......    (2)
  4.1    Form of Indenture between the Company and Harris Trust and
         Savings Bank, as Trustee.......................................    (2)
  4.2    Form of Note (included in Exhibit 4.1).........................
 10.8    Incentive Stock Option Plan....................................    (4)
 10.12   Office Lease Northwestern Atrium Center, Chicago, Illinois,
         dated July 1, 1987 (the "Chicago Lease").......................    (1)
 10.15   Non-Qualified Stock Option Plan................................    (5)
 10.16   SSA Incentive Savings Plan effective May 1, 1986 as amended and
         restated November 1, 1988......................................    (6)
 10.24   Agreement dated August 27, 1990 between the Registrant and
         Ameritech Information Systems, Inc. ("Ameritech")..............    (7)
 10.25   Letter Agreement dated August 27, 1990 among the Registrant,
         Ameritech and Northwestern Atrium Center Associates L.P........    (7)
 10.31   Long-Term Incentive Plan.......................................    (8)
 10.38   Letter Agreement dated August 12, 1994 between the Registrant
         and Joseph J. Skadra...........................................    (9)
 10.45   Amendment to Long Term Incentive Plan..........................   (10)
 10.46   Agreement dated July 10, 1998 between the Registrant and Roger
         Covey..........................................................
 10.47   Amendment and Restated Employment Agreement dated October 16,
         1998 between the Registrant and William M. Stuek...............
 10.48   Agreement dated April 27, 1998 between the Registrant and Larry
         Zimmerman......................................................
 21.1    Subsidiaries of the Registrant.................................
 23.1    Consent of KPMG LLP, Independent Auditors......................
 27      Financial Data Schedule........................................

--------
 (1) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1987.
 (2) Incorporated by reference from the Registrant's Form S-3 Registration Statement effective September 8, 1997 (File No. 333-31271).
 (3) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1989.
 (4) Incorporated by reference from the Registrant's Form S-1 Registration Statement effective February 12, 1987 (File No. 33-10920).
 (5) Incorporated by reference from the Registrant's Form S-8 Registration Statement filed on October 4, 1988 (File No. 33-24516).
 (6) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1988.
 (7) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1990.
 (8) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1991.
 (9) Incorporated by reference from the Registrant's 10-K Annual Report for the fiscal year ended October 31, 1994.
(10) Incorporated by reference from the Registrant's definitive Proxy Statement filed on March 13, 1998.