Form 10-K/A
period 1998-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1999-03-02
CIK 808207

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                  FORM 10-K/A



(MARK ONE)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended October 31, 1998
                           OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                    EXCHANGE ACT OF 1934
            For the transition period from            to

                         COMMISSION FILE NUMBER 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3144515
   ---------------------------------                 ----------------------
     (STATE OR OTHER JURISDICTION                    (IRS EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

      500 W. MADISON, 32ND FLOOR
       CHICAGO, ILLINOIS  60661
    -------------------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Nasdaq National Market on January 22, 1999, was $225,200,430.75.

  At January 22, 1999, 47,752,228 shares of the registrant's Common Stock were outstanding.

==============================================================================

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to executive officers is set forth in Part I of this report, as originally filed. Information regarding directors is set forth below.

         CASEY G. COWELL, age 46, has been a Director of the Company since December 1997. Mr. Cowell currently serves as Chairman and President of Durandal, Inc. and is a Director of 3COM Corporation. Mr. Cowell co-founded U.S. Robotics in 1976 and served as its Chairman and Chief Executive Officer until its merger with 3COM in June 1997. Mr. Cowell also serves on the Boards of Chicago Public Library Foundation and Northwestern Memorial Corporation, a parent company of Northwestern Memorial Hospital, and serves on the Board of Trustees of the Illinois Institute of Technology and the University of Chicago. Mr. Cowell holds a B.A. degree in Economics from the University of Chicago.

         ANDREW J. FILIPOWSKI, age 48, has been a Director of the Company since July 1996. Mr. Filipowski has been President and Chief Executive Officer of PLATINUM technology, inc., a provider of enterprise infrastructure software products, since that company's founding in April 1987. Mr. Filipowski was a founder of DBMS, Inc., a software products and services company and served as its Chairman, President and Chief Executive Officer from 1979 until March 1987.

         DOUGLAS P. SMITH, age 47, has been a Director of the Company since March 1998. Mr. Smith is a Managing Director of Hambrecht & Quist LLC ("H&Q LLC"), the Company's financial advisor. He previously served as an Advisory Director of H&Q LLC. Prior to joining H&Q LLC in 1997, he was the Chief Financial Officer and Head of Strategy for ComputerVision Corporation. He also acted in senior executive capacities with Prime Computer and Penn Central Corporation. He holds an M.A. in International Economics from Northeastern University and a B.A. in Economics from Union College.

         WILLIAM M. STUEK, age 56, was appointed Chairman and Chief Executive Officer on April 7, 1998. He previously served as President and Chief Operating Officer of the Company. Prior to joining the Company in January, 1998, he served in a variety of sales, marketing and operational management positions during his 30-year tenure at IBM Corporation. While at IBM, Mr. Stuek served as General Manager of North American Operations in 1996 and 1997 and prior to that was General Manager of North American Sales, General Manager of Product Sales for Europe, Middle East and Africa, and General Manager of Software. Mr. Stuek holds a B.S. degree from Colgate University.

         WILLIAM N. WEAVER, JR., age 64, has been a Director of the Company since December 1986 and its Assistant Secretary since March 1985. Mr. Weaver is a member of the law firm of Sachnoff & Weaver, Ltd., an Illinois professional corporation ("S&W"), which is counsel to the Company. Mr. Weaver has practiced law in the State of Illinois since 1964 and serves as a director of USFreightways Corporation, as well as several privately-held corporations. He holds an A.B. degree from Oberlin College and a J.D. from John Marshall Law School.

         LAWRENCE A. ZIMMERMAN, age 56, was hired on April 27, 1998 and was appointed Executive Vice President and Chief Financial Officer on April 29, 1998. Prior to joining the Company, Mr. Zimmerman held many senior financial management positions during his 32-year tenure at IBM Corporation. From 1996 through March 1998, he was Vice President of Finance for IBM's Server Group. From 1994 to 1996, he was IBM's Vice President of Finance for Europe, the

Middle East and Africa, and from 1991 to 1994, he was Vice President and Corporate Controller. Mr. Zimmerman holds a M.B.A. from Adelphi University and a B.S. degree from New York University.

The Company's executive officers are appointed by and serve at the discretion of the Board of Directors. All Directors hold such office until the next annual meeting of the stockholders or until their successors are duly elected and qualified.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers and holders of 10% or more of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership on the SEC's Forms 3, 4 and 5. Based solely on its review of the copies of such forms it has received, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal 1998, except that William N. Weaver, Jr., Casey G. Cowell, Andrew J. Filipowski and Douglas P. Smith all filed one late Form 4, Lorraine H. Fenton filed an untimely Form 3 and William
M. Stuek filed one late Form 4.


ITEM 11.

                            MANAGEMENT COMPENSATION

         The table below discloses the compensation awarded by the Company during the Company's last three fiscal years to the Chief Executive Officer and to each of the other named executive officers as of the end of fiscal 1998:

                           Summary Compensation Table

                                                          Annual Compensation                         Long-term
                                                          -------------------                  Compensation Awards
         Name and Principal           Fiscal                                 Other             -------------------
             Position                  Year     Salary ($)    Bonus ($)    Compensation    Securities Underlying Options (#)
         ------------------           ------    ----------    ---------    ------------    ---------------------------------
William M. Stuek, Chairman of the       1998       416,666    1,950,000             -0-               1,440,000
Board and Chief Executive Officer(1)

Lawrence A. Zimmerman, Executive        1998       154,545       87,500      44,515 (3)                 200,000
Vice President and Chief
Financial Officer (2)

                                                          Annual Compensation                         Long-term
                                                          -------------------                  Compensation Awards
         Name and Principal           Fiscal                                 Other             -------------------
             Position                  Year     Salary ($)    Bonus ($)    Compensation    Securities Underlying Options (#)
         ------------------           ------    ----------    ---------    ------------    ---------------------------------
Joseph J. Skadra, Vice President        1998       246,917       76,900             -0-                40,000
- Finance and Controller (4)            1997       237,000       57,000             -0-                   -0-
                                        1996       229,000       47,000             -0-                 5,000

Roger E. Covey, Former Chairman         1998       231,250      638,000             -0-                   -0-
of the  Board and Chief Executive       1997       400,000      200,000             -0-               200,000
Officer (5)                             1996       400,000        - 0 -             -0-                   -0-



Riz Shakir, Former Executive Vice       1998       204,166      197,500             -0-                 9,897
President, Research and                 1997       228,333       52,000             -0-               125,000
Development (6)                         1996       211,250       43,000             -0-                30,000

-----------------------

(1) Mr. Stuek was appointed Chairman of the Board and Chief Executive Officer on April 7, 1998. He had served as the Company's President and Chief Operating Officer since January 5, 1998.

(2) Mr. Zimmerman was appointed Executive Vice President and Chief Financial Officer on April 29, 1998.

(3) Of the $44,515, $31,457 represents housing expenses and $13,058 represents travel expenses.

(4) Mr. Skadra served as the Company's Vice President and Chief Financial Officer until April 28, 1998.

(5) Mr. Covey resigned as Chairman of the Board and Chief Executive Officer on April 6, 1998.

(6) Mr. Shakir resigned as Executive Vice President, Research and Development on August 31, 1998.


Employment Contracts

         William M. Stuek, the Company's Chairman of the Board and Chief Executive Officer, entered into an Amended and Restated Employment Agreement ("Employment Agreement") with the Company on October 16, 1998, for a period of four years and three months. The terms of his engagement include the following: a base salary of $500,000; an incentive bonus up to $500,000; options to purchase 200,000 shares of Common Stock in accordance with the terms of the Company's Long Term Incentive Plan; options to purchase 1,240,000 shares of Common Stock in accordance with a separate Option Agreement; and an engagement bonus of $1,583,000. The Employment Agreement also has a non-compete and confidentiality clause which is to apply throughout Mr. Stuek's employment and for a period of one year thereafter.

         Lawrence A. Zimmerman entered into an Employment Agreement in connection with his initial hiring on April 27, 1998 and was appointed the Company's Executive Vice President and Chief Financial Officer on April 29, 1998. The terms of his employment include the following: a base salary of $300,000; an annual incentive bonus of up to $150,000 based on the achievement of specified organizational and personal management objectives; reimbursement for all reasonable and approved business expenses in connection with his employment; and options to purchase 250,000 shares of Common Stock in accordance with the Company's Long-Term Incentive Plan, of which 200,000 were granted in April 1998 and 50,000 will be granted in fiscal 1999. Mr. Zimmerman also has a confidentiality and non-competition agreement with the Company which is to apply throughout his employment and for a period of one year thereafter.

         Roger E. Covey, the Company's former Chairman of the Board and Chief Executive Officer, resigned his positions on April 6, 1998, and thereafter entered into an agreement with the Company on July 10, 1998, pursuant to which he received $2,113,000 in consideration for his release against any and all claims he may have had against the Company for compensation or otherwise. Also, pursuant to the agreement, Mr. Covey surrendered his right to purchase 200,000 shares of Common Stock under the Company's Long-Term Incentive Plan.

         Joseph J. Skadra, the Company's Vice President Finance and Controller, entered into an Employment Agreement with the Company on August 27, 1998. The terms of his employment include the following: a base salary of $250,000 annually; an annual bonus of up to $100,000 based on achievement of specified organizational and management objectives; and options to purchase 30,000 shares of Common Stock, vesting over four years. Mr. Skadra also has a confidentiality agreement with the Company which is to apply throughout Mr. Skadra's employment and for a period of one year thereafter.

         Riz Shakir, the Company's former Executive Vice President, Research and Development, resigned on August 31, 1998 and thereafter entered into a Consulting Agreement and General Release with the Company, pursuant to which he received $167,500, 50,522 shares of unregistered Company Common Stock and $12,000 for earned but unused vacation pay in consideration for his release of any and all claims against the Company. In consideration of his service as a consultant, Mr. Shakir shall be compensated on a per assignment basis and receive options to purchase 9,897 shares of Common Stock in accordance with the Company's Long-Term Incentive Plan. In addition, as long as Mr. Shakir remains a consultant to the Company, he will continue to vest in stock options previously granted to him under the Company's Nonstatutory Stock Option Plan.


Option Grants in Fiscal 1998

         The following table provides further information on individual stock option grants made in fiscal 1998 to the named executive officers. The table does not reflect additional grants options canceled and immediately reissued at lower exercise prices. See "Ten-Year Option Repricings" below. The exercise prices set forth in the table are net of all repricings.

                                                                                              Potential Realizable
                                                                                                      Value
                                              Individual Grants                              at Assumed Annual Rates
                                              -----------------                                  of Stock Price
                                                                                                 Appreciation(1)
                     Number of Shares     % of Total Options      Exercise                   -----------------------
                    Underlying Options   Granted to Employees      Price      Expiration
Name                   Granted (#)          in Fiscal 1998         ($/Sh.)       Date         5% ($)     10% ($)
----                ------------------   --------------------     --------    ----------      ------     -------
William M.            1,440,000 (2)              49.5%               4.00        4/05/08     3,622,433  9,179,957
Stuek


Lawrence A.             200,000 (3)               6.9%              7.125        4/27/08       896,175  2,271,083
Zimmerman


Joseph J. Skadra         10,000 (4)                 *              14.875       11/19/07        93,548    237,069
                         30,000 (5)               1.0%             5.5625        7/27/08       104,947    265,956

Roger E. Covey              -0-                   N.A.               N.A.           N.A.          N.A.       N.A.

Riz Shakir                9,897 (6)                  *              4.625        7/31/99         2,101      4,195
* Less than 1%
------------------------

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

(2) 110,000 shares immediately vested upon the granting of the options and the remaining options become exercisable ratably over a four-year period.

(3) One-fifth of the options granted became immediately exercisable on the grant date and the remaining four-fifths become exercisable ratably on the first four anniversaries of the grant date.

(4) Options granted become exercisable ratably on the first five anniversaries of the grant date.

(5) Options granted become exercisable ratably on the first four anniversaries of the grant date.

(6) Options vest as follows: 1,631 shares on 1/14/99, 2,266 shares on 3/14/99 and 6,000 on 6/1/99.

Aggregated Option Exercises in Fiscal 1998 and October 31, 1998 Option Values

         The following table provides information on option exercises in fiscal 1998 by the named executive officers and the value of such officers' unexercised stock options as of October 31, 1998.

                                                     Number of Shares Underlying       Value of Unexercised
                                                       Unexercised Options at        In-the-Money Options at
                                                         October 31, 1998 (#)          October 31, 1998 ($)
                                                     ---------------------------     ------------------------
                         Shares
                      Acquired on      Value
        Name            Exercise    Realized ($)  Exercisable     Unexercisable    Exercisable   Unexercisable
        ----          -----------   ------------  -----------     -------------    -----------   -------------
                          (#)
 William M.               -0-            N.A.         110,000         1,330,000       233,750        2,826,250
 Stuek

 Lawrence A.              -0-            N.A.          40,000           160,000          -0-             -0-
 Zimmerman

 Joseph J. Skadra        19,000         95,000         10,000            52,000        15,000           34,875


 Roger E. Covey           -0-            N.A.           -0-              -0-             -0-             -0-


 Riz Shakir               -0-            N.A.          33,570            97,100        24,855           43,650

Compensation of Directors

         The Company does not pay directors any cash consideration for serving on the Board of Directors. In recognition of their continued board service, the Company on August 19, 1998, adopted a resolution pursuant to which all non-employee directors were awarded a discretionary option under the Company's existing stock option plan to purchase 30,000 shares, exercisable at the fair market value of the Company's stock on the date of grant, such option to become exercisable in equal portions on the first and second anniversary of the grant date.

         In consideration of this and earlier option grants, S&W agreed to waive its fees for Mr. Weaver's time expended attending meetings of the Board of Directors and committees. Accordingly, neither Mr. Weaver nor S&W received any cash compensation in consideration of Mr. Weaver's services as a director in fiscal 1998.

Ten-Year Option Repricings

         The following table provides certain information on the repricing since fiscal 1996 of options held by certain of the executive officers. No options had been repriced prior to fiscal 1996. Further explanation concerning these repricings is included in the Report on Executive Compensation of the Compensation Committee of the Board of Directors, below.

                                 Number of
                                Securities
                                Underlying    Market Price                                        Length of Original
                                  Options     of Stock at       Exercise Price                      Option Term
                                Repriced or     Time of           at Time of      New Exercise    Remaining at Date
                                  Amended     Repricing or      Repricing or         Price         of Repricing or
      Name            Date          (#)       Amendment ($)     Amendment ($)         ($)             Amendment
      ----            ----      -----------   --------------    --------------    ------------    ------------------
William M. Stuek    10/16/98     300,000           4.00             9.3125            4.00             10 years

Lawrence A.           N.A.          -0-            N.A.              N.A.             N.A.               N.A.
Zimmerman


Joseph J. Skadra    08/26/96       5,000           9.81              16.13            9.81        9 years, 9 months
                    03/27/97      36,000           7.50              9.83             7.50        7 years, 5 months
                    03/27/97       5,000           7.50              9.81             7.50        9 years, 2 months
                    03/31/97      36,000           5.81              7.50             5.81        7 years, 5 months
                    03/31/97       5,000           5.81              7.50             5.81        9 years, 2 months
                    04/10/97      36,000           4.625             5.81             4.625       7 years, 4 months
                    04/10/97       5,000           4.625             5.81             4.625        9 years, 1 month

Roger E. Covey        N.A.          -0-            N.A.              N.A.             N.A.               N.A.

Riz Shakir          06/07/96      30,000           16.13             24.08            16.13      9 years, 5 months
                    08/26/96      30,000           9.81              16.13            9.81       9 years, 3 months
                    08/26/96      15,000           9.81              18.08            9.81       9 years, 6 months
                    03/27/97      30,000           7.50              9.83             7.50       7 years, 2 months
                    03/27/97      15,000           7.50              9.81             7.50       8 years
                    03/27/97      30,000           7.50              9.81             7.50       8 years, 8 months
                    03/27/97      20,000           7.50              11.50            7.50       9 years, 10 months
                    03/31/97      30,000           5.81              7.50             5.81       7 years, 2 months
                    03/31/97      15,000           5.81              7.50             5.81       8 years
                    03/31/97      30,000           5.81              7.50             5.81       8 years, 8 months
                    03/31/97      20,000           5.81              7.50             5.81       9 years, 10 months
                    04/10/97      30,000           4.625             5.81             4.625      7 years, 1 month
                    04/10/97      15,000           4.625             5.81             4.625      7 years, 11 months
                    04/10/97      30,000           4.625             5.81             4.625      8 years, 7 months
                    04/10/97      20,000           4.625             5.81             4.625      9 years, 9 months

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

         Short-term performance is incentivized by the annual performance-determined compensation mentioned above. Long-term performance is incentivized by the use of stock options. Typically, options granted vest over a four-year period, which is an appropriate long-term performance period. The Company's experience is that it has no control over its short- or medium-term stock price, but believes that over the long term the stock price should reflect growth of the Company's earnings. The size of option grants is determined by reference to all the facts and circumstances relating to the executive's compensation. These include, without limitation, the executive's base salary, the cash bonuses earned and potentially available, the size of all past option grants to the executive, the timing of such prior grants, the remaining unvested portion of past grants, the total shares subject to outstanding options held by all key employees and the total remaining shares available for future option grants.

         3. The SSA standard for executive recruitment is to attempt to find and recruit the best person available in the market for a given executive position.

         As such, the total compensation scheme for SSA executive officers may be above total compensation available at similarly sized firms when taking into account the stock option portion of compensation.

         During fiscal 1998, the Company had two Chief Executive Officers. Roger
E. Cover served as Chief Executive Officer until his resignation on April 6, 1998. William Stuek has served as Chief Executive Officer since April 7, 1998. The compensation of Mr. Covey for services he rendered during fiscal 1998 was determined pursuant to a compensation program adopted by the Committee in December 1994, shortly after Mr. Covey resumed the position of Chairman and Chief Executive Officer. At that time, the Committee reviewed the compensation packages of the chief executives of comparable publicly-traded software companies, some of which the Committee believes are included in the NASDAQ CDP index used in the stock price performance chart below, as well as the compensation of the Company's immediate past President and Chief Executive Officer. Based on the review of comparable and historical compensation levels, the Company's operating plan for fiscal 1995, and the services rendered and to be rendered by Mr. Covey, the Committee adopted a compensation program consisting of base salary, bonus and incentive and non-qualified options to purchase the Company's Common Stock, which options vested over a five-year period following their grant. The annual base compensation paid to Mr. Covey was roughly equivalent to that paid to the Company's immediate past Chief Executive Officer. In addition to the base salary and stock options discussed above, Mr. Covey's compensation program provided that he would be awarded bonuses in specified amounts if the Company achieved certain quarterly and annual per-share earnings targets, product release targets and other quantitative measures.

         In fiscal 1997, Mr. Covey received no raise in base salary from fiscal 1996, and was awarded a $200,000 bonus based on his efforts in support of the Company's refinancing, which closed in September 1997. In April 1997, Mr. Covey surrendered to the Company his option to purchase 200,000 shares of the Company's Common Stock to supply the Company's Long-Term Incentive Plan with additional shares in order to attract and retain key personnel. Subsequently in June 1997, after the stockholders approved an amendment to the Long-Term Incentive Plan increasing its size, Mr. Covey was granted an option to purchase 200,000 shares to become exerciseable at $7.81 per share, the Company's fair market value on the re-issuance date.

         William Stuek was hired as Chief Operating Officer on January 5, 1998. At that time, the Company and Mr. Stuek negotiated an employment contract which provided for a base salary of $500,000; bonuses of up to $300,000 annually if the Company achieves specified quarterly and annual earnings targets and other management objectives; an option to purchase 300,000 shares of Common Stock in accordance with the terms of the Company's Long-Term Incentive Plan, vesting over five years; another option to purchase an additional 300,000 shares, to have been granted upon Mr. Stuek's appointment as Chief Executive Officer; an engagement bonus of $1,583,250; and a one-time bonus of $5,000,000 if the Company's common stock price equals or exceeds $50 for any 180 consecutive day period.

         Immediately following Mr. Covey's resignation, Mr. Stuek was appointed President and Chief Executive Officer on April 7, 1998, and was elected Chairman of the Company's Board of Directors on May 19, 1998. Following Mr. Stuek's promotions, the Compensation Committee of the Board and Mr. Stuek began a process of reviewing Mr. Stuek's compensation. As part of that process, the committee reviewed a report on executive compensation prepared by a consulting firm, Pearl Meyer & Partners, Inc. The Committee reviewed analysis provided by the consulting firm of compensation paid to senior executives at certain other software firms, including salary, bonus and stock option grants. Based on the analysis, and negotiations between Mr. Stuek and the Committee, Mr. Stuek and the Compensation Committee agreed to increase the amount of stock options granted to Mr. Stuek and to amend and re-state his employment agreement, as of October 16, 1998. The terms of the amended employment agreement are set forth in the section titled "Employment Agreements" above.

         As part of the amended compensation arrangements for Mr. Stuek, the Committee and Mr. Stuek agreed to cancel his original option grant of 300,000 shares, and to issue in its place options to purchase a total of 1,440,000 shares (200,000 under the Long-Term Incentive Plan and 1.24 million outside of the plan) at a $4.00 per share exercise price. The restated agreement also canceled the one-time bonus of $5,000,000 and the additional grant of 300,000 shares Mr. Stuek was to have received upon his the upon appointment as CEO (under the old agreement). The canceled options had an exercise price of $9.3125; the replacement options had an exercise price of $4.00. The Committee believed that the repricing of Mr. Stuek's initial option grant of 300,000 shares was appropriate because the financial performance of the Company had deteriorated and the work of the new CEO (Mr.Stuek) was to turn the Company around financially. The compensation, stock option grants and the exercise price provided to Mr. Stuek were competitive with market rates for such work as determined by Pearl Meyer & Partners, Inc.

         On three occasions during fiscal 1997, the Board determined to reprice the outstanding stock options of holders. The software industry is extremely competitive and stock options are the major long-term compensation tool used to attract, retain, motivate and reward key employees. During the second quarter of fiscal 1997, the Company's stock price declined very sharply. Since there was no reasonable expectation that the options would have the desired effect, the Compensation Committee, in consultation with Mr. Covey, repriced the outstanding stock options of holders three times to the Company's fair market value on the given repricing date. On April 10, 1997, the final repricing occurred, at which time options having an exercise price at or above $4.625 were repriced to become exerciseable at $4.625 per share.

         The foregoing report has been furnished by Messrs. Cowell, Smith and Weaver, who currently constitute the Compensation Committee.


             Comparison of Five-Year Cumulative Total Return Among System Software Associates, Inc., NASDAQ CDP Index, and S & P 500

Measurement Period                  SYSTEM SOFTWARE           S&P                  NASDAQ CDP
(Fiscal Year Covered)               ASSOCIATES, INC.          500 INDEX               INDEX
---------------------               ----------------          ---------         ----------------

Measurement Pt-
FYE 10/31/93                                $100                   $100              $100
FYE 10/31/94                                $86                    $104              $120
FYE 10/31/95                                $216                   $131              $184
FYE 10/31/96                                $123                   $163              $213
FYE 10/31/97                                $124                   $215              $287
FYE 10/31/98                                $65                    $263              $372

Assumes $100 invested on October 31, 1993 in System Software Associates, Inc. Common Stock, NASDAQ CDP Index and S & P 500 Index.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of December 31, 1998, with respect to the beneficial ownership of the Company's outstanding Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, and as of February 16, 1999 with respect to each director, each current executive officer, each executive officer discussed under "Management Compensation" below, and all the directors and officers as a group. Except as otherwise indicated, the stockholders have sole voting and investment power with respect to shares beneficially owned by them.

                        Name and Address             Amount and Nature of Beneficial       Percent
                      of Beneficial Owner                       Ownership               of Class (1)
                      -------------------            -------------------------------    ------------
Roger E. Covey.....................................           9,675,250  (2)                20.3%
2225 N. Lakewood
Chicago, IL  60614

Gardner Lewis Asset Management, L.P................           5,244,624  (3)                11.0%
  285 Wilmington, W. Chester Pike
  Chadds Ford, PA 19317

Paul Tudor Jones II................................           3,661,800  (4)                 7.7%
c/o Tudor Investment Corporation
  600 Steamboat Road
  Greenwich, CT  06830

Hambrecht & Quist Group............................           3,393,452  (5)                 7.1%
  One Bush Street
  San Francisco, CA 94104

                        Name and Address             Amount and Nature of Beneficial       Percent
                      of Beneficial Owner                       Ownership               of Class (1)
                      -------------------            -------------------------------    ------------
Putnam Investments, Inc. ..........................           2,932,732  (6)                 6.1%
  One Post Office Square
  Boston, MA 02109

Massachusetts Financial Services Company...........           2,368,617  (7)                 5.0%
  500 Boylston Street
  Boston, MA 02116

William M. Stuek...................................             492,333  (8) (9)              *

William N. Weaver, Jr..............................             358,950  (10)                 *

Riz Shakir.........................................             141,535  (8)                  *

Lawrence A. Zimmerman..............................              90,000  (8)                  *

Casey G. Cowell....................................              42,200  (8)                  *

Lorraine H. Fenton.................................              30,000  (8)                  *

Joseph J. Skadra...................................              12,000  (8)                  *

Andrew J. Filipowski...............................               9,600  (8)                  *

Douglas P. Smith...................................                   0  (11)                 *

All Officers and Directors as a Group (ten persons)                      (2)(8)             22.7
                                                             10,851,868  (9)(10)
                                                                         (11)

--------------------------------
* Less than 1%.

(1) Percentage of class based on the 47,772,276 shares of Common Stock outstanding on February 16, 1999.

(2) According to a statement by Roger Covey, he does not personally own any shares of the Company's Common Stock but is the beneficial owner of 9,075,250 shares held of record by the Xerxes Trust and 600,000 shares held of record by the Tang Research Foundation, of which Mr. Covey is a Director.

(3) According to a Report on the SEC's Schedule 13G, as of December 31, 1998, Gardner Lewis Asset Management has sole dispositive power for all 5,244,624 listed shares, and exercises sole voting power over 4,806,975 shares and shared voting power over 73,200 of such shares.

(4) According to a Report on the SEC's Schedule 13G, as of December 31, 1998, Paul Tudor Jones, II shares dispositive and voting power over all 3,661,000 shares and Tudor Investment Corporation ("TIC") shares dispositive and voting power over 3,413,800 shares (or 7.1% of SSA's Common Stock). The 13G Report indicates that TIC is the financial advisor to five entities which also share dispositive and voting power over the total of 3,413,800 shares; however, none of the five companies by itself is a beneficial owner of more than 5% of SSA's Common Stock.

(5) Hambrecht & Quist Group ("H&Q") has shared dispositive and voting power over all listed shares. Such shares are issuable upon conversion of the shares of the Company's Series A Preferred Stock and the exercise of certain warrants held by Hambrecht Quist LLC ("H&Q") and H&Q SSA Investors L.P. Mr. Smith is a Managing Director of H&Q LLC, an indirect wholly owned subsidiary of H&Q, and as such may have beneficial ownership of the listed shares. See note (11) below.

(6) According to a Report on the SEC's Schedule 13G, as of December 31, 1998, Putnam Investments, Inc. ("PI") has shared voting power over 980,618 shares and shared dispositive power over 2,932,732 shares. PI wholly owns two registered investment advisors; Putnam Investment Management, Inc. which beneficially owns 733,925 shares and The Putnam Advisory Company, Inc. which beneficially owns 2,198,807 shares of SSA Common Stock. PI beneficially owns the SSA shares held by its two subsidiaries.

(7) According to a Report on the SEC's Schedule 13G, as of December 31, 1998, Massachusetts Financial Services Company has sole dispositive power over 2,368,617 shares and sole voting power over 1,366 shares.

(8) Includes unissued shares of Company's Common Stock, subject to options exercisable within 60 days of February 16, 1999, as follows: Mr. Stuek 442,499; Mr. Shakir 42,569; Mr. Zimmerman 80,000; Mr. Cowell 7,200; Ms.
         Fenton 30,000; Mr. Skadra 12,000; and Mr. Filipowski 9,600.

(9) Includes 49,834 shares of the Company's Common Stock issuable upon conversion of 7% Convertible Notes held by Mr. Stuek.

(10) Includes 58,950 unissued shares of the Company's Common Stock, subject to a currently exercisable option held by Sachnoff & Weaver, Ltd., of which Mr. Weaver is a member. Mr. Weaver disclaims beneficial ownership of all but his allocated portion of the shares covered by the option.

(11) Mr. Smith's share holdings as indicated in the table exclude: (i) 1,404,000 shares issuable upon the conversion of shares of Series A Preferred Stock or upon the exercise of Common Stock purchase warrants, all held by H&Q SSA Investors, L.P., an entity of which Mr. Smith is a limited partner and of whose general partner, H&Q LLC, Mr. Smith is also a member; and (ii) 1,989,452 shares issuable upon the exercise of certain warrants held by H&Q LLC.

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

         Douglas P. Smith, a member of the Board of the Directors, is a Managing Director of Hambrecht & Quist LLC. Hambrecht & Quist LLC has acted and continues to act as a financial advisor to the Company with regard to certain business matters of the Company and has received fees and warrants to purchase the Company's Common Stock for its services rendered in connection therewith.

         Joseph J. Skadra, the Company's Chief Executive Officer, has borrowed funds from the Company commencing July 10, 1996. Amounts borrowed are represented by a promissory note and bear interest at 8.25% per annum. Mr. Skadra borrowed the amounts for personal reasons. As of March 5, 1999, the amount owing, including accrued interest, is $237,451, which constitutes the largest amount which has been outstanding under such arrangements. Repayment of all amounts of principal is due January 21, 2000. Interest is payable monthly in arrears.


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SYSTEM SOFTWARE ASSOCIATES

March 1, 1999                                  /s/ Lawrence A. Zimmerman
                                               -------------------------------
                                               Lawrence A. Zimmerman
                                               Executive Vice President and
                                               Chief Financial Officer