Form 10-Q
period 1999-01-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1999-03-17
CIK 808207

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended January 31, 1999
                                     -----------------

                                       OR

[  ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from                    to       .
                                     ------------------    ------

                         Commission file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                             36-3144515
-----------------------------------------            ---------------------------------------
     (State or other jurisdiction of                   (IRS Employer Identification Number)
      incorporation or organization)

        500 W. Madison, 32nd Floor
            Chicago, Illinois                                           60661
-------------------------------------------           ---------------------------------------
  (Address of principal executive offices)                            (Zip Code)

(Registrant's telephone number, including area code)                 (312) 258-6000
                                                       ---------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X        NO          .
     -------         -------

  At March 12, 1999, there were 48,072,055 and 10,000 shares outstanding of the Company's Common ($.0033 par value) and Redeemable Series A Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:   13
                ----

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX

                                                                                            Page
                                                                                             No.

      Part I         Financial information

                     Consolidated Balance Sheets -                                          3-4
                          January 31, 1999 and October 31, 1998

                     Consolidated Statements of Operations -                                  5
                          three months ended January 31, 1999 and 1998

                     Consolidated Statements of Cash Flows -                                  6
                          three months ended January 31, 1999 and 1998

                     Notes to Consolidated Financial Statements                             7-8

                     Management's Discussion and Analysis of Financial Condition           9-11
                          and Results of Operations

                     Quantitative and Qualitative Disclosures about Market Risk              11

      Part II        Other information                                                       12

Signature Page                                                                               13

Part I - Financial Information
Item I - Financial Statements


                        SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                  (in millions)

                                                                                 January 31,     October 31,
                                                                                    1999            1998
                                                                                 -----------    -----------
                                                                                 (unaudited)
CURRENT ASSETS:
      Cash and equivalents                                                           $44.9            $52.4
      Accounts receivable, less allowance for doubtful accounts of                   135.2            144.4
          $16.5 and $16.5
      Income taxes receivable                                                          5.0              3.9
      Deferred income taxes                                                           34.0             31.2
      Prepaid expenses and other current assets                                       27.8             27.6
                                                                                 ---------        ---------
            Total current assets                                                     246.9            259.5
                                                                                 ---------        ---------

PROPERTY and EQUIPMENT:
      Data processing equipment                                                       41.9             41.5
      Furniture and office equipment                                                  16.1             16.3
      Leasehold improvements                                                           8.4              8.4
      Transportation equipment                                                         1.8              1.7
                                                                                 ---------        ---------
                                                                                      68.2             67.9
      Less - Accumulated depreciation and amortization                                50.5             48.8
                                                                                 ---------        ---------
            Total property and equipment                                              17.7             19.1
                                                                                 ---------        ---------

OTHER ASSETS:
      Software costs, less accumulated amortization of $46.3 and $42.9                37.5             39.5
      Cost in excess of net assets of acquired businesses,
            less accumulated amortization of $14.0 and $13.0                          20.1             21.1
      Deferred income taxes                                                           17.3             16.6
      Investments in associated companies                                                -              1.0
      Miscellaneous                                                                    3.3              4.0
                                                                                 ---------        ---------
            Total other assets                                                        78.2             82.2
                                                                                 ---------        ---------
TOTAL ASSETS                                                                        $342.8           $360.8
                                                                                 =========         =========



          See accompanying Notes to Consolidated Financial Statements.

                         SYSTEM SOFTWARE ASSOCIATES, INC.
                            CONSOLIDATED BALANCE SHEETS
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                         (in millions, except share data)

                                                                                   January 31,     October 31,
                                                                                      1999           1998
                                                                                   -----------    -----------
                                                                                   (unaudited)
CURRENT LIABILITIES:
      Accrued commissions and royalties                                               $ 18.7         $ 20.3
      Accounts payable and other accrued liabilities                                    77.7           77.9
      Accrued compensation and related benefits                                         19.9           23.1
      Deferred revenue                                                                  41.1           44.3
                                                                                    ----------    -----------
            Total current liabilities                                                  157.4          165.6
                                                                                    ----------    -----------
LONG-TERM OBLIGATIONS:
      Convertible subordinated notes                                                   137.4          137.3
      Other                                                                              4.5            4.6
                                                                                    ----------    -----------
            Total long-term obligations                                                141.9          141.9
                                                                                    ----------    -----------
DEFERRED REVENUE                                                                        24.7           29.9
                                                                                    ----------    -----------
REDEEMABLE SERIES A PREFERRED STOCK, $.01 par value, convertible, 10,000
     shares issued and outstanding (liquidation preference of $10.0 million)             9.4            9.3
                                                                                    ----------    -----------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 100,000 shares authorized,
            10,000 shares issued as Series A Preferred Stock                               -              -
      Common stock, $.0033 par value, 250,000,000 shares authorized,
            47,762,000 and 47,621,000 shares issued                                      0.2            0.2
      Capital in excess of par value                                                    73.0           72.5
      Retained earnings (deficit)                                                      (58.3)         (52.9)
      Accumulated other comprehensive income - cumulative
       translation adjustment                                                           (5.5)          (5.7)
                                                                                    ----------    -----------
            Total stockholders' equity                                                   9.4           14.1
                                                                                    ----------    -----------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                            $342.8         $360.8
                                                                                    ==========    ===========




           See accompanying Notes to Consolidated Financial Statements.


                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)
                                  (unaudited)

                                                                Three Months Ended
                                                                   January 31,
                                                           -----------      -----------
                                                              1999             1998
                                                           -----------      ------------
Revenues:
      License fees                                            $  31.6          $  60.9
      Client services and other                                  58.1             38.1
                                                           -----------      -----------
            Total revenues                                       89.7             99.0
                                                           -----------      ------------
Costs and Expenses:
      Cost of license fees                                       13.2             18.2
      Cost of client services and other                          35.1             26.8
      Sales and marketing                                        17.1             20.1
      Research and development                                   12.6             12.3
      General and administrative                                 19.5             20.2
      Special charges                                               -              1.1
                                                           -----------      -----------
            Total costs and expenses                             97.5             98.7
                                                           -----------      ------------
Operating income (loss)                                          (7.8)             0.3
Non-operating income (expense), net                              (2.9)            (2.3)
Gain on sale of investment                                        2.8                -
                                                           -----------      -----------
Income (loss) before income taxes                                (7.9)            (2.0)
Provision (benefit) for income taxes                             (2.8)            (0.7)
                                                           -----------      -----------
Net income (loss)                                                (5.1)            (1.3)
Preferred dividends                                               0.3              0.3
                                                           -----------      ------------
Net income (loss) available for common stockholders          $   (5.4)        $   (1.6)
                                                            ==========       ===========
Basic and diluted earnings (loss) per share of
      common stock                                            $ (0.11)         $ (0.04)
                                                            ==========       ===========
Weighted average common shares outstanding                       47.7             43.7
                                                            ==========       ===========

         See accompanying Notes to Consolidated Financial Statements.

                  SYSTEM SOFTWARE ASSOCIATES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (in millions, unaudited)

                                                                          Three Months Ended
                                                                             January 31,
                                                                    ----------------------------
                                                                       1999              1998
                                                                    -----------       ----------
Cash Flows From Operating Activities:
    Net income (loss)                                                  $ (5.1)           $(1.3)
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
    Depreciation and amortization of property and equipment               1.9              2.3
    Amortization of other assets                                          4.6              9.1
    Provision for doubtful accounts                                       -                0.2
    Gain on sale of investment                                           (2.8)             -
    Deferred income taxes                                                (3.5)            (1.3)
    Deferred revenue                                                     (7.7)            (5.0)
    Changes in operating assets and liabilities, net of acquisition:
          Accounts receivable                                             8.3              2.0
          Prepaid expenses and other current assets                      (0.3)             4.5
          Miscellaneous assets                                            0.7              0.5
          Accrued commissions and royalties                              (1.3)            (1.1)
          Accounts payable and other accrued liabilities                  -              (14.6)
          Accrued compensation and related benefits                      (3.0)            (5.1)
          Income taxes                                                   (1.1)             0.3
                                                                    -----------       ----------
                Net cash used in operating activities                    (9.3)            (9.5)
                                                                    -----------       ----------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                  (0.1)             -
    Software costs                                                       (1.4)           (10.3)
    Acquisition, net of cash acquired                                     -               (2.0)
    Proceeds from sale of investment                                      3.8              -
                                                                    -----------       ----------
          Net cash provided by (used in) investing activities             2.3            (12.3)
                                                                    -----------       ----------

Cash Flows From Financing Activities:
    Principal payments under financing obligations                       (0.5)            (0.6)
    Proceeds from stock option and stock purchase plans                   0.5              0.6
    Dividends paid                                                       (0.3)            (0.3)
                                                                    -----------       ----------
          Net cash used in financing activities                          (0.3)            (0.3)
                                                                    -----------       ----------

Effect of exchange rate changes on cash                                  (0.2)            (0.6)
                                                                    -----------       ----------
          Net decrease in cash and equivalents                           (7.5)           (22.7)

Cash and equivalents:
          Beginning of year                                              52.4             83.3
                                                                    -----------       ----------
          End of period                                                $ 44.9            $60.6
                                                                     ==========        =========

Non-cash investing and financing activities:
    Leases capitalized                                                 $  0.5            $ 0.2
    Shares issued in business combination                              $  -              $ 5.9
    Issuance of common stock purchase warrants                         $  -              $ 3.5
    Conversion of private convertible subordinated note                $  -              $12.0

Cash paid during the period for:
    Interest                                                            $ 0.1            $ 0.3
    Income taxes                                                        $ 1.9            $ -



    See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or the "Company"). Except for the consolidated balance sheet at October 31, 1998, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

Note 2 -- Revenue Recognition Policy

American Institute of Certified Public Accountants Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) was issued in October 1997 and is effective for transactions entered into in fiscal years beginning after December 15, 1997. SOP 97-2 addresses various aspects of the recognition of revenues on software transactions and supersedes SOP 91-1, the policy previously followed by the Company. SOP 97-2 provides guidance on software arrangements consisting of multiple elements, evidence of fair value, delivery of elements, accounting for service elements, and software arrangements requiring significant production, modification, or customization of software. The Company adopted this statement in fiscal year 1999, beginning November 1, 1998. The adoption of this statement has not resulted in a material impact on the Company's financial statements.

Note 3 -- Comprehensive Income

As of November 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes new standards for the reporting and display of comprehensive income and its components. However, it has no impact on the Company's net income/(loss) or stockholders' equity. FAS 130 requires foreign currency translation adjustments and changes in fair value for available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. The components of comprehensive net income (loss), are as follows:

--------------------------------------------------------------------------------------------
                                                             Three Months Ended
                                                  January 31, 1999          January 31, 1998
--------------------------------------------------------------------------------------------
                                                                (in millions)
            Net income (loss)                            $(5.1)                  $(1.3)
            Change in cumulative translation
                 adjustment                                0.2                    (2.3)
--------------------------------------------------------------------------------------------
            Comprehensive net income (loss)              $(4.9)                  $(3.6)
=============================================================================================

Note 4 --  Restructuring and other

The Company announced a restructuring and other charge of $122.5 million in the third quarter ending July 31, 1998. The charge includes a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space and severance benefits for approximately 300 employees. The reduction in workforce represents approximately 12% of June 30, 1998 world-wide employees. Restructuring costs incurred in the first quarter of 1999 total $6.7 million. The following table summarizes the significant components of the restructuring reserve at January 31, 1999.

---------------------------------------------------------------------------------------------------------
                                        Restructuring            Restructuring         Remaining Balance
                                       Accrual Balance               Costs              at January 31,
                                     at October 31, 1998           Incurred                  1999
---------------------------------------------------------------------------------------------------------
                                                                 (in millions)
            Severance and benefits        $ 1.8                      $0.3                      $ 1.5
            Write-down of assets            0.7                         -                        0.7
            Office space                    8.4                       0.7                        7.7
            Warranty                       28.0                       5.6                       22.4
            Other                           0.1                       0.1                          -
---------------------------------------------------------------------------------------------------------
                                          $39.0                      $6.7                      $32.3
=========================================================================================================

The Company expects to pay a significant amount of the remaining $32.3 million of accrued restructuring costs during fiscal 1999.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

             Comparison of the Three Months Ended January 31, 1999
                   to the Three Months Ended January 31, 1998
                   ------------------------------------------

Total revenues decreased 9.4% to $89.7 million during the first quarter of 1999 versus total revenues of $99.0 million recorded during the first quarter of 1998. License fees were $31.6 million, a 48.1% decline when compared to the same period of 1998. The decrease in license fee revenues was due, in part, to slowness in the overall ERP market as clients temporarily postponed contract decisions due to a variety of factors, including final remediation of year 2000 issues, as well as other sales execution issues. Client services revenues for the quarter were $58.1 million, an increase of 52.5% when compared to the same prior year period. The increase in services revenues is attributable to an increase in the number of billable services personnel in response to continuing demand for implementation services as well as an increase in productivity of services personnel.

Cost of license fees as a percentage of related revenues was 41.8% for the first quarter of 1999, up from 29.9% for the corresponding prior year period. The increase is due to a significant decline in license fees sold directly, resulting in a greater proportion of first quarter 1999 revenues being generated by the Company's affiliate sales channel, the sale of third party products and hardware. In addition, a significant fixed component of cost of license fee revenues is amortization of capitalized software.

Cost of client services and other as a percentage of related revenues was 60.4% and 70.3% for the first quarter of 1999 and 1998, respectively. The improvement is primarily due to increased productivity of client services personnel.

Sales and marketing expenses decreased $3.0 million in the first quarter of 1999 to $17.1 million from $20.1 million in the first quarter of 1998. The decrease in the current quarter was primarily due to a reduction of direct sales incentives as a result of lower direct license fee revenues partially offset by an increase in marketing expenditures, as well as the positive impact of the third quarter 1998 restructuring initiatives.

Gross research and development (R&D) expenditures in the first quarter of 1999 decreased $7.8 million or 35.8% when compared to the first quarter of 1998. The reduction is due, primarily, to reduced development activities related to BPCS Client/Server Version 6.0 as well as the positive impact of the third quarter 1998 restructuring initiatives.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. In connection with a restructuring of operations, the Company determined that it was more appropriate to begin capitalization of software development costs subsequent to a working model being developed. Accordingly, the Company capitalized $1.4 million of software development costs in the first quarter of 1999 compared to $9.5 million in the first quarter of 1998. The capitalization ratio (capitalized software as a percentage of gross R&D) in the first quarters of 1999 and 1998 was 10% and 44%, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

-----------------------------------------------------------------------------------------------------
                                                    (in millions)                          Percentage
                                              Quarter Ended January 31,                      Change
------------------------------------------------------------------------------------------------------
                                                                                            1999 vs.
                                            1999                    1998                      1998
------------------------------------------------------------------------------------------------------

      Gross R&D expenditures                 $14.0                    $21.8                    (36%)
      Less amount capitalized                 (1.4)                    (9.5)                   (85%)
------------------------------------------------------------------------------------------------------
      Net R&D expenses                       $12.6                    $12.3                      2%
------------------------------------------------------------------------------------------------------

General and administrative expenses were $19.5 million and $20.2 million in the first quarter of 1999 and 1998, respectively.

The special charge of $1.1 million in the first quarter of 1998 related to the final settlement of the Bain Investors lawsuit.

Operating loss in the first quarter of 1999 was ($7.8) million compared to operating income of $0.3 million recorded in the corresponding quarter of the previous year. The major reason for the decline was lower license fee revenues.

Non-operating expenses, which primarily represents interest expense, were $2.9 million and $2.3 million in the first quarter of 1999 and 1998, respectively.

The gain on sale of investment of $2.8 million in the first quarter of 1999 resulted from the sale of the Company's 25% ownership of CS Controlling Software Systeme. The cash proceeds were $3.8 million.

The tax benefit rate of approximately 35% is consistent with the prior year quarter.

Year 2000

BPCS product line - The Company offers comprehensive services, education, project management and migration strategies to ready clients for the Year 2000. Century date options include BPCS Client/Server Version 6.0, BPCS ("CD") Century Dated, or BPCS Millennium Toolset. All versions of BPCS Client/Server V6.0 are Year 2000 compliant, BPCS CD century dates V4.05 and the BPCS Millennium Toolset will century date client's current version of BPCS Client/Server, modifications and related applications.

Third parties - Identification of areas of third party risk is currently in process and should be completed by the first calendar quarter. Plans to mitigate risk when identified should be developed and implemented by the second calendar quarter of 1999.

Internal systems - The Company is in the process of identifying all affected information technology and non-information technology systems. Remediation plans will target the successful development, implementation, and testing of each affected system. Identification should be completed by the end of the first calendar quarter of 1999 and plans to remediate should be developed and implemented by the second calendar quarter of 1999.

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

Liquidity and Capital Resources

Cash and equivalents at January 31, 1999 totaled $44.9 million, a decrease of $7.5 million when compared to October 31, 1998 cash balance of $52.4 million. Cash usage was primarily due to operating losses and payments related to the Company's third quarter 1998 restructuring activities.

Management believes that, with an anticipated return to profitability within the current fiscal year, cash generated from operations combined with current working capital will provide sufficient liquidity to meet the Company's capital requirements for the foreseeable future.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the three month period ended January 31, 1999. For additional information refer to
Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

Part II - Other Information

Item 1.   Legal Proceeding                                                 None
Item 2.   Changes in Securities

          (a) On February 1, 1999, the Board of Directors of the Company declared a dividend distribution of one common stock purchase right (a "Right") for each outstanding share of Common Stock, $.0033 par value (the "Common Stock"), of the Company to the stockholders of record at the close of business on February 12, 1999. Each Right entitles the registered holder to purchase from the Company one share of Common Stock at a Purchase Price of $50.00 per share (the "Purchase Price"), subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement") between the Company and First Chicago Trust Company of New York, as Rights Agent (the "Rights Agent"). The Rights and the Rights Agreement are more fully described in the Company's Current Report on Form 8-K, and Registration Statement on Form 8-A, both filed with the Commission on February 12, 1999. The Rights Agreement is included as an exhibit to both filings, and both such filings are incorporated by reference in this Form 10-Q.

          (b)   Not Applicable

          (c)   Not Applicable

          (d)   Not Applicable

Item 3.   Defaults Upon Senior Securities                                  None

Item 4.   Submission of Matters to a Vote of Security Holders              None

Item 5.   Other Information                                                None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   4.1   Rights Agreement, dated as of February 11, 1999, between
System Software Associates, Inc. and First Chicago Trust Company of New York Incorporated (incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, filed February 12, 1999).

          (b)   Not Applicable

                                 Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     March  17, 1999
         ---------------

                                       System Software Associates, Inc.

                                        /s/  William M. Stuek
                                        ------------------------------
                                        William M. Stuek
                                        Chief Executive Officer and
                                        President

                                        /s/  Lawrence A. Zimmerman
                                        ----------------------------------
                                        Lawrence A. Zimmerman
                                        Executive Vice President and
                                        Chief Financial Officer