Form 10-Q
period 1999-04-30
SYSTEM SOFTWARE ASSOCIATES INC
filed 1999-06-14
CIK 808207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1999
                                    --------------

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to ____.

                         Commission file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      36-3144515
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)


   500 W. Madison, 32nd Floor
       Chicago, Illinois                                   60661
-----------------------------------------             --------------
 (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)   (312) 258-6000
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

YES  x      NO
    ---        ---.

     At June 10, 1999, there were 47,895,426 and 10,000 shares outstanding of the Company's Common ($.0033 par value) and Redeemable Series A Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:   14
                 ----

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                                     INDEX


                                                                            Page
                                                                             No.
Part I      Financial information

            Consolidated Balance Sheets -                                    3-4
              April 30, 1999 and October 31, 1998

            Consolidated Statements of Operations -                            5
              three and six months ended April 30, 1999 and 1998

            Consolidated Statements of Cash Flows -                            6
              six months ended April 30, 1999 and 1998

            Notes to Consolidated Financial Statements                    7  - 9

            Management's Discussion and Analysis of Financial             9 - 12
              Condition and Results of Operations

            Quantitative and Qualitative Disclosures about Market Risk        13

Part II     Other information                                                 13

Signature Page                                                                14

Part I - Financial Information
Item I - Financial Statements


                         SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS
                                  (in millions)

                                                                            April 30,                  October 31,
                                                                              1999                        1998
                                                                           -----------                 -----------
CURRENT ASSETS:
      Cash and equivalents                                                 $      32.1                 $      52.4
      Accounts receivable, less allowance for doubtful
            accounts of $16.5 and $16.5                                          122.9                       144.4
      Income taxes receivable                                                      5.8                         3.9
      Deferred income taxes                                                       38.5                        31.2
      Prepaid expenses and other current assets                                   28.0                        27.6
                                                                           -----------                 -----------
            Total current assets                                                 227.3                       259.5
                                                                           -----------                 -----------

PROPERTY and EQUIPMENT:
      Data processing equipment                                                   41.9                        41.5
      Furniture and office equipment                                              15.7                        16.3
      Leasehold improvements                                                       8.3                         8.4
      Transportation equipment                                                     1.7                         1.7
                                                                           -----------                 -----------
                                                                                  67.6                        67.9
      Less - Accumulated depreciation and amortization                            51.8                        48.8
                                                                           -----------                 -----------
            Total property and equipment                                          15.8                        19.1
                                                                           -----------                 -----------

OTHER ASSETS:
      Software costs, less accumulated amortization of $49.7 and $42.9            35.4                        39.5
      Cost in excess of net assets of acquired businesses,
            less accumulated amortization of $15.0 and $13.0                      19.1                        21.1
      Deferred income taxes                                                       17.5                        16.6
      Investments in associated companies                                            -                         1.0
      Miscellaneous                                                                2.1                         4.0
                                                                           -----------                 -----------
            Total other assets                                                    74.1                        82.2
                                                                           -----------                 -----------
TOTAL ASSETS                                                               $     317.2                 $     360.8
                                                                           ===========                 ===========

           See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (in millions, except share data)

                                                                                  April 30,                  October 31,
                                                                                    1999                        1998
                                                                                 -----------                 -----------
CURRENT LIABILITIES:
      Accrued commissions and royalties                                          $      18.0                 $      20.3
      Accounts payable and other accrued liabilities                                    68.3                        77.9
      Accrued compensation and related benefits                                         18.7                        23.1
      Deferred revenue                                                                  38.2                        44.3
                                                                                 -----------                 -----------
            Total current liabilities                                                  143.2                       165.6
                                                                                 -----------                 -----------
LONG-TERM OBLIGATIONS:
      Convertible subordinated notes                                                   137.4                       137.3
      Other                                                                              4.2                         4.6
                                                                                 -----------                 -----------
            Total long-term obligations                                                141.6                       141.9
                                                                                 -----------                 -----------
DEFERRED REVENUE                                                                        22.0                        29.9
                                                                                 -----------                 -----------
REDEEMABLE SERIES A PREFERRED STOCK, $.01 par value, convertible, 10,000
     shares issued and outstanding (liquidation preference of $10.0 million)             9.4                         9.3
                                                                                 -----------                 -----------

STOCKHOLDERS' EQUITY:
       Preferred stock, $.01 par value, 100,000 shares authorized,
            10,000 shares issued as Series A Preferred Stock                               -                           -
      Common stock, $.0033 par value, 250,000,000 shares authorized,
            47,843,000 and 47,621,000 shares issued                                      0.2                         0.2
      Capital in excess of par value                                                    73.4                        72.5
      Retained earnings (deficit)                                                      (66.0)                      (52.9)
      Accumulated other comprehensive income - cumulative
            translation adjustment                                                      (6.6)                       (5.7)
                                                                                 -----------                 -----------
            Total stockholders' equity                                                   1.0                        14.1
                                                                                 -----------                 -----------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                       $     317.2                 $     360.8
                                                                                 ===========                 ===========

         See accompanying Notes to Consolidated Financial Statements.




                        SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)


                                                          Three Months Ended                   Six Months Ended
                                                               April 30,                           April 30,
                                                     -----------------------------       -----------------------------
                                                       1999                1998            1999                1998
                                                     ---------           ---------       ---------           ---------
Revenues:
      License fees                                   $  28.3             $  49.7         $  59.9             $ 110.5
      Client services and other                         58.4                52.7           116.5                90.8
                                                     ---------           ---------       ---------           ---------
            Total revenues                              86.7               102.4           176.4               201.3
                                                     ---------           ---------       ---------           ---------
Costs and Expenses:
      Cost of license fees                              13.0                22.0            26.1                40.1
      Cost of client services and other                 33.5                36.4            68.6                63.3
      Sales and marketing                               16.8                22.0            33.8                42.1
      Research and development                          12.7                13.5            25.4                25.8
      General and administrative                        19.9                20.9            39.4                41.1
      Special charges                                      -                   -               -                 1.1
                                                     ---------           ---------       ---------           ---------
            Total costs and expenses                    95.9               114.8           193.3               213.5
                                                     ---------           ---------       ---------           ---------
Operating income (loss)                                 (9.2)              (12.4)          (16.9)              (12.2)
Non-operating income (expense), net                     (2.4)               (2.3)           (5.4)               (4.6)
Gain on sale of investment                                 -                   -             2.8                   -
                                                     ---------           ---------       ---------           ---------
Income (loss) before income taxes                      (11.6)              (14.7)          (19.5)              (16.8)
Provision (benefit) for income taxes                    (4.2)               (5.3)           (7.0)               (6.0)
                                                     ---------           ---------       ---------           ---------
Net income (loss)                                       (7.4)               (9.4)          (12.5)              (10.8)
Preferred dividends                                      0.3                 0.3             0.6                 0.6
                                                     ---------           ---------       ---------          ----------
Net income (loss) available for common stockholders  $  (7.7)            $  (9.7)        $ (13.1)           $  (11.4)
                                                     =========           =========       =========          ==========
Basic and diluted earnings (loss) per share
 of common stock                                     $ (0.16)            $ (0.20)        $ (0.27)           $  (0.25)
                                                     =========           =========       =========          ==========
Weighted average common shares outstanding              47.8                47.4            47.7                45.5
                                                     =========           =========       =========          ==========

         See accompanying Notes to Consolidated Financial Statements.

                  SYSTEM SOFTWARE ASSOCIATES, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in millions)


                                                                                          Six Months Ended
                                                                                             April 30,
                                                                                   ------------------------------
                                                                                      1999               1998
                                                                                   -----------       ------------
Cash Flows From Operating Activities:
    Net income (loss)                                                              $     (12.5)      $      (10.8)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization of property and equipment                                3.8                4.6
    Amortization of other assets                                                           9.1               18.8
    Provision for doubtful accounts                                                          -                0.2
    Gain on sale of investment                                                            (2.8)                 -
    Deferred income taxes                                                                 (8.2)              (6.0)
    Deferred revenue                                                                     (12.6)              (3.1)
    Changes in operating assets and liabilities, net of acquisition:
          Accounts receivable                                                             18.3               16.6
          Prepaid expenses and other current assets                                       (0.8)               1.5
          Miscellaneous assets                                                             1.9                0.2
          Accrued commissions and royalties                                               (1.6)              (1.4)
          Accounts payable and other accrued liabilities                                  (8.6)              (9.7)
          Accrued compensation and related benefits                                       (3.9)              (3.5)
          Income taxes                                                                    (1.9)              (1.5)
                                                                                   -----------        ------------
                Net cash provided by (used in) operating activities                      (19.8)               5.9
                                                                                   -----------        ------------

Cash Flows From Investing Activities:
    Purchases of property and equipment                                                   (0.1)              (0.5)
    Software costs                                                                        (2.8)             (19.5)
    Acquisition, net of cash acquired                                                        -               (2.0)
    Proceeds from sale of investment                                                       3.8                   -
                                                                                   -----------        ------------
          Net cash provided by (used in) investing activities                              0.9              (22.0)
                                                                                   -----------        ------------

Cash Flows From Financing Activities:
    Principal payments under financing obligations                                        (1.0)              (1.6)
    Proceeds from stock option and stock purchase plans                                    0.9                1.5
    Dividends paid                                                                        (0.6)              (0.6)
                                                                                   -----------        ------------
          Net cash used in financing activities                                           (0.7)              (0.7)
                                                                                   -----------        ------------

Effect of exchange rate changes on cash                                                   (0.7)              (1.0)
                                                                                   -----------        ------------
          Net decrease in cash and equivalents                                           (20.3)             (17.8)

Cash and equivalents:
          Beginning of year                                                               52.4               83.3
                                                                                   -----------        ------------
          End of period                                                           $       32.1       $       65.5
                                                                                  ============       =============

Non-cash investing and financing activities:
    Leases capitalized                                                            $        0.7       $        0.5
    Shares issued in business combination                                         $          -       $        5.9
    Issuance of common stock purchase warrants                                    $          -       $        3.5
    Conversion of private convertible subordinated note                           $          -       $       12.0

Cash paid during the period for:
    Interest                                                                      $        5.0       $        5.2
    Income taxes                                                                  $        3.1       $        1.8

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

Note 3 -- Comprehensive Income

As of November 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes new standards for the reporting and display of comprehensive income and its components. However, it has no impact on the Company's net income/(loss) or stockholders' equity. FAS 130 requires foreign currency translation adjustments and changes in fair value for available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. The components of comprehensive net income (loss), are as follows:

--------------------------------------------------------------------------------------------------------
                                             Three Months Ended                   Six Months Ended
                                                 April 30,                            April 30,
                                           1999              1998              1999              1998
--------------------------------------------------------------------------------------------------------
                                                                  (in millions)
     Net income (loss)                    $(7.4)           $ (9.4)           $(12.5)           $(10.8)
     Change in cumulative translation
       adjustment                          (1.1)             (0.9)             (0.9)             (3.2)
--------------------------------------------------------------------------------------------------------
     Comprehensive net income (loss)      $(8.5)           $(10.3)           $(13.4)           $(14.0)
========================================================================================================

Note 4 -- Restructuring and other

The Company announced a restructuring and other charge of $122.5 million in the third quarter ending July 31, 1998. The charge includes a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space and severance benefits for approximately 300 employees. The reduction in workforce represents approximately 12% of June 30, 1998, world-wide employees. Restructuring costs in the first six months of 1999 were $12.5 million. The following table summarizes the significant components of the restructuring reserve at April 30, 1999.

-----------------------------------------------------------------------------------------------------------
                                  Restructuring                                                 Remaining
                                     Accrual            Adjustments to      Restructuring        Balance
                                    Balance at         October 31, 1998         Costs          at April 30,
                                 October 31, 1998          Balance             Incurred            1999
-----------------------------------------------------------------------------------------------------------
                                                            (in millions)
   Severance and benefits              $ 1.8                 $(0.7)              $ 0.4             $ 0.7
   Write-down of assets                  0.7                  (0.7)                  -                 -
   Office space                          8.4                   0.1                 1.5               7.0
   Warranty                             28.0                   1.3                10.5              18.8
   Other                                 0.1                     -                 0.1                 -
-----------------------------------------------------------------------------------------------------------
                                       $39.0                 $ 0.0               $12.5             $26.5
===========================================================================================================

The original restructuring balance of $122.5 million was based on estimates made at the time. Adjustments between categories are made to reflect the Company's current assessment of the category balances at April 30, 1999. The Company expects to incur a significant amount of the remaining $26.5 million of accrued restructuring costs during the remainder of fiscal 1999 and the first half of fiscal 2000.

Note 5 - Line of Credit

On March 25, 1999, the Company secured a $5 million committed revolving line of credit and a $10 million uncommitted revolving line of credit. Both agreements mature on January 31, 2000, and borrowings under the agreements bear interest at the prime or LIBOR rate. At April 30, 1999, there were no borrowings under the line of credit agreements.

Note 6 - Redeemable Series A Preferred Stock

As a result of the third quarter 1998 $122.5 million restructuring and other charge, the Company has not complied with the fixed charge coverage ratio and debt to capital ratio covenants since October 31, 1998. The Company received a waiver from its preferred stockholder on November 19, 1998, waiving compliance for October 31, 1998, and January 31, 1999. This waiver has been extended through April 30, 1999. The Company was in compliance with all other covenants at April 30, 1999.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

              Comparison of the Three Months Ended April 30, 1999
                    to the Three Months Ended April 30, 1998
                    ----------------------------------------

Total revenues decreased 15.3% to $86.7 million during the second quarter of 1999 versus total revenues of $102.4 million recorded during the second quarter of 1998. License fees were $28.3 million, a 43.1% decline when compared to the same period of 1998. The decrease in license fee revenues was due to the continued slowdown in demand for software in the ERP market as clients have temporarily postponed contract decisions due to a variety of factors, including final remediation of year 2000 issues. Client services revenues for the quarter were $58.4 million, an increase of 10.8% when compared to the same prior year period. The increase in services revenues is attributable to an increase in the number of billable services personnel in response to continuing demand for implementation services as well as an increase in productivity of services personnel.

Cost of license fees as a percentage of related revenues was 45.9% for the second quarter of 1999, up from 44.3% for the corresponding prior year period. The increase is due to a significant decline in BPCS license fees sold, resulting in a greater proportion of second quarter 1999 revenues being generated by the sale of third party software products and hardware. In addition, a significant fixed component of cost of license fee revenues is amortization of capitalized software.

Cost of client services and other as a percentage of related revenues was 57.4% and 69.1% for the second quarter of 1999 and 1998, respectively. The improvement is primarily due to increased productivity of client services personnel.

Sales and marketing expenses decreased $5.2 million in the second quarter of 1999 to $16.8 million from $22.0 million in the second quarter of 1998. The decrease in the current quarter was primarily due to a reduction of direct sales incentives as a result of lower direct license fee revenues as well as the positive impact of the third quarter 1998 restructuring initiatives.

Gross research and development (R&D) expenditures in the second quarter of 1999 decreased $7.6 million or 35% when compared to the second quarter of 1998. The reduction is due, primarily, to reduced development activities related to BPCS Client/Server Version 6.0 as well as the positive impact of the third quarter 1998 restructuring initiatives.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. In connection with a restructuring of operations, the Company determined that it was more appropriate to begin capitalization of software development costs subsequent to a working model being developed. Accordingly, the Company capitalized $1.4 million of software development costs in the second quarter of 1999 compared to $8.2 million in the second quarter of 1998. The capitalization ratio (capitalized software as a percentage of gross R&D) in the second quarters of 1999 and 1998 was 10% and 38%, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

--------------------------------------------------------------------------------------------------
                                                                                       Percentage
                                                Three Months Ended                       Change
                                       April 30, 1999         April 30, 1998         1999 vs. 1998
--------------------------------------------------------------------------------------------------
                                                  (in millions)
     Gross R&D expenditures                 $14.1                  $21.7                  (35%)
     Less amount capitalized                 (1.4)                  (8.2)                 (83%)
--------------------------------------------------------------------------------------------------
     Net R&D expenses                       $12.7                  $13.5                   (6%)
==================================================================================================

General and administrative expenses were $19.9 million and $20.9 million in the second quarter of 1999 and 1998, respectively.

Operating loss in the second quarter of 1999 was ($9.2) million, a $3.2 million improvement when compared to the operating loss of ($12.4) million recorded in the second quarter of 1998. Major reasons for the improvement were increased gross profit margins of client services revenues and the positive impact of the third quarter 1998 restructuring initiatives.

Non-operating expenses, which primarily represent interest expense, were $2.4 million and $2.3 million in the second quarter of 1999 and 1998, respectively.

The tax benefit rate of approximately 36% is consistent with the prior year quarter.

               Comparison of the Six Months Ended April 30, 1999
                     to the Six Months Ended April 30, 1998
                     --------------------------------------

The principle variations for the six months ended April 30, 1999, when supplemented with the following comments, are relatively consistent with the discussion of the second quarter results.

Total revenues decreased 12.4% to $176.4 million for the first six months of 1999 over total revenues of $201.3 million recorded during the first six months of 1998. The revenue decrease was attributable to a decline in license fees revenues of 45.8% when compared to the prior year, however, offset by an increase in client services revenues of 28.3%.

Cost of license fees as a percentage of related revenues increased to 43.6% in 1999 as compared to 36.3% for the first six months of 1998.

Cost of client services and other as a percentage of related revenues was 58.9% and 69.7% for the first six months of 1999 and 1998, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the first six months of 1999 and 1998.

--------------------------------------------------------------------------------------------------
                                                                                       Percentage
                                                 Six Months Ended                        Change
                                       April 30, 1999         April 30, 1998         1999 vs. 1998
--------------------------------------------------------------------------------------------------
                                                   (in millions)
     Gross R&D expenditures                 $28.2                 $ 43.5                  (35%)
     Less amount capitalized                 (2.8)                 (17.7)                 (84%)
--------------------------------------------------------------------------------------------------
     Net R&D expenses                       $25.4                 $ 25.8                   (2%)
==================================================================================================

The special charge of $1.1 million in the first six months of 1998 related to the final settlement of the Bain Investors lawsuit.

Operating loss in the first six months of 1999 was ($16.9) million compared to an operating loss of ($12.2) million recorded in the first six months of 1998. The major reason for the increased loss was significantly lower license fee revenues.

The gain on sale of investment of $2.8 million in the first six months of 1999 resulted from the sale of the Company's 25% ownership of CS Controlling Software Systeme. The cash proceeds were $3.8 million.

Year 2000

BPCS product line - The Company offers comprehensive services, education, project management and migration strategies to ready clients for the Year 2000.

Century date options include BPCS Client/Server Version 6.0, BPCS Century Dated ("CD"), or BPCS Millennium Toolset. All versions of BPCS Client/Server V6.0 are Year 2000 compliant, BPCS CD century dates V4.05 and the BPCS Millennium Toolset will century date client's current version of BPCS Client/Server, modifications and related applications.

Third parties - Identification of areas of third party risk is complete. Plans to mitigate risk should be developed and implemented by the second calendar quarter of 1999.

Internal systems - The Company has identified and established remediation plans for all affected information technology and non-information technology systems. The remediation plans target the successful development, implementation, and testing of each affected system. The majority of the affected systems should be Year 2000 compliant by the end of the third calendar quarter of 1999.

In addition, the remediation plan will identify areas of risk to the Company if the Year 2000 plan fails and will identify contingency plans for critical processes. Risk assessment and contingency plans should be completed in the second calendar quarter of 1999.

At this time, the Company believes that there will be minimal cost associated with ensuring Year 2000 compliance of its internal systems.

Liquidity and Capital Resources

Cash and equivalents at April 30, 1999 totaled $32.1 million, a decrease of $20.3 million when compared to October 31, 1998 cash balance of $52.4 million. Cash usage was primarily due to operating losses, payments related to the Company's third quarter 1998 restructuring activities and biannual interest payment on the Company's convertible subordinated notes.

On March 25, 1999 the Company secured a $5 million committed revolving line of credit and a $10 million uncommitted line of credit. The Company is presently exploring additional committed external financing possibilities and as a result has received financing proposals. However, there can be no assurance at this time that the Company's efforts will prove successful. Management believes that, if the Company returns to profitability, cash generated from operations combined with current working capital and its ability to attract third party financing will provide sufficient liquidity to meet the Company's capital requirements for the foreseeable future.

On June 14, 1999 the Company announced a series of actions which will facilitate its transition from a global provider of enterprise resource planning (ERP) software and services to a portfolio solutions provider. The Company intends to take a restructuring charge in its fiscal third quarter after estimating the financial impact related to these actions, including a reduction in staff of 15 to 20%.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the six month period ended April 30, 1999. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.


Part II - Other Information

Item 1.   Legal Proceeding                                        None

Item 2.   Changes in Securities                                   None

Item 3.   Defaults Upon Senior Securities                         None

Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  On April 6, 1999, the Company held its
               Annual Meeting of Stockholders.

          (b) At the meeting, all current directors were reelected to the Board. Those directors are Casey Cowell, Andrew Filipowski, Douglas Smith, William Stuek, William Weaver and Lawrence Zimmerman. Each director received at least 29,111,459 votes in favor of his reelection.

          (c) The other item voted upon at the meeting was a proposal to amend the Company's Long-Term Incentive Plan. The proposal was defeated, receiving 4,286,302 votes in favor and 24,429,568 votes opposed, with 991,225 abstentions and 13,277,405 broker non-votes.

          (d)  Not Applicable.

Item 5.   Other Information                                       None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  No exhibits are required to be filed.

          (b) The Company filed a Report on Form 8-K on February 18,1999. The Report discussed, under Item 5, the Company's adoption of a Stockholder Rights Plan and the related dividend distribution of Stock Purchase Rights.

                                Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     June 14, 1999
         -------------

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