Form 10-Q
period 1999-07-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 1999-09-14
CIK 808207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended July 31, 1999
                                     -------------

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from___________________to_____.

                         Commission file number 0-15322

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 36-3144515
-------------------------------------   ----------------------------------------
   (State or other jurisdiction of        (IRS Employer Identification Number)
    incorporation or organization)

       500 W. Madison, 32nd Floor
           Chicago, Illinois                              60661
----------------------------------------   -------------------------------------
(Address of principal executive offices)               (Zip Code)


(Registrant's telephone number, including area code)       (312) 258-6000
                                                     ---------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO       .
    -----       ------

     At September 1, 1999, there were 11,990,617 and 10,000 shares outstanding of the Company's Common ($.0033 par value) and Redeemable Series A Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:  18
                ----

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX


                                                                                          Page
                                                                                           No.
Part I              Financial information

                    Consolidated Balance Sheets -                                          3-4
                      July 31, 1999 and October 31, 1998

                    Consolidated Statements of Operations -                                 5
                      three and nine months ended July 31, 1999 and 1998

                    Consolidated Statements of Cash Flows -                                 6
                      nine months ended July 31, 1999 and 1998

                    Notes to Consolidated Financial Statements                            7 - 11

                    Management's Discussion and Analysis of Financial Condition          11 - 16
                      and Results of Operations

                    Quantitative and Qualitative Disclosures about Market Risk              16

Part II             Other information                                                    16 - 17

Signature Page                                                                              18

Part I - Financial Information
Item I - Financial Statements




                         SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                      ASSETS
                                  (in millions)

                                                                                      July 31,      October 31,
                                                                                        1999           1998
                                                                                      --------      -----------
CURRENT ASSETS:
   Cash and equivalents                                                                $ 18.0          $ 52.4
   Accounts receivable, less allowance for doubtful accounts of $13.6 and $16.5         113.2           144.4
   Income taxes receivable                                                                4.9             3.9
   Deferred income taxes                                                                  6.5            31.2
   Prepaid expenses and other current assets                                             26.0            27.6
                                                                                      --------      -----------
      Total current assets                                                              168.6           259.5
                                                                                      --------      -----------

PROPERTY and EQUIPMENT:
   Data processing equipment                                                             39.1            41.5
   Furniture and office equipment                                                        14.5            16.3
   Leasehold improvements                                                                 7.2             8.4
   Transportation equipment                                                               1.8             1.7
                                                                                      --------      -----------
                                                                                         62.6            67.9
   Less - Accumulated depreciation and amortization                                      49.6            48.8
                                                                                      --------      -----------
      Total property and equipment                                                       13.0            19.1
                                                                                      --------      -----------

OTHER ASSETS:
   Software costs, less accumulated amortization of $53.2 and $42.9                      33.0            39.5
   Cost in excess of net assets of acquired businesses,
      less accumulated amortization of $8.4 and $13.0                                     8.6            21.1
   Deferred income taxes                                                                 15.5            16.6
   Income taxes receivable                                                                2.0             -
   Investments in associated companies                                                    -               1.0
   Miscellaneous                                                                          0.3             4.0
                                                                                      --------      -----------
      Total other assets                                                                 59.4            82.2
                                                                                      --------      -----------
TOTAL ASSETS                                                                           $241.0          $360.8
                                                                                      ========      ===========

           See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                        (in millions, except share data)

                                                                                  July 31,         October 31,
                                                                                    1999              1998
                                                                                  --------         -----------
CURRENT LIABILITIES:
   Accrued commissions and royalties                                               $ 17.2             $ 20.3
   Accounts payable and other accrued liabilities                                    65.2               77.9
   Accrued compensation and related benefits                                         18.0               23.1
   Short-term borrowings                                                              2.8                -
   Deferred revenue                                                                  27.6               44.3
                                                                                  --------         -----------
      Total current liabilities                                                     130.8              165.6
                                                                                  --------         -----------
LONG-TERM OBLIGATIONS:
   Convertible subordinated notes                                                   137.5              137.3
   Other                                                                              5.5                4.6
                                                                                  --------         -----------
      Total long-term obligations                                                   143.0              141.9
                                                                                  --------         -----------
DEFERRED REVENUE                                                                     22.9               29.9
                                                                                  --------         -----------
REDEEMABLE SERIES A PREFERRED STOCK, $.01 par value, convertible, 10,000
   shares issued and outstanding (liquidation preference of $10.0 million)            9.5                9.3
                                                                                  --------         -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value, 100,000 shares authorized,
      10,000 shares issued as Series A Preferred Stock                                -                  -
   Common stock, $.0033 par value, 250,000,000 shares authorized,
      47,935,000 and 47,621,000 shares issued                                         0.2                0.2
   Capital in excess of par value                                                    73.5               72.5
   Retained earnings (deficit)                                                     (132.5)             (52.9)
   Accumulated other comprehensive income - cumulative translation adjustment        (6.4)              (5.7)
                                                                                  --------         -----------
      Total stockholders' equity (deficit)                                          (65.2)              14.1
                                                                                  --------         -----------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                                         $241.0             $360.8
                                                                                  ========         ===========

          See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)

                                                             Three Months Ended      Nine Months Ended
                                                                  July 31,                July 31,
                                                             --------------------    --------------------
                                                               1999       1998         1999       1998
                                                             --------   ---------    --------   ---------
Revenues:
      License fees                                           $  21.8     $  50.6     $  81.7    $  161.1
      Client services and other                                 51.3        56.3       167.8       147.2
                                                             --------   ---------    --------   ---------
            Total revenues                                      73.1       106.9       249.5       308.3
                                                             --------   ---------    --------   ---------
Costs and Expenses:
      Cost of license fees                                      10.8        16.0        36.9        56.1
      Cost of client services and other                         28.1        39.5        96.6       102.8
      Sales and marketing                                       14.3        20.9        48.1        63.0
      Research and development                                  10.4        17.4        35.9        43.2
      General and administrative                                16.2        24.3        55.6        65.4
      Special charges                                              -           -           -         1.1
      Restructuring and other                                   22.8       122.5        22.8       122.5
                                                             --------   ---------    --------   ---------
            Total costs and expenses                           102.6       240.6       295.9       454.1
                                                             --------   ---------    --------   ---------
Operating income (loss)                                        (29.5)     (133.7)      (46.4)     (145.8)
Non-operating income (expense), net                             (2.7)       (2.6)       (8.1)       (7.2)
Gain on sale of investment                                         -           -         2.8           -
                                                             --------   ---------    --------   ---------
Income (loss) before income taxes                              (32.2)     (136.3)      (51.7)     (153.0)
Provision (benefit) for income taxes                            34.0       (21.6)       27.0       (27.6)
                                                             --------   ---------    --------   ---------
Net income (loss)                                              (66.2)     (114.7)      (78.7)     (125.4)
Preferred dividends                                              0.3         0.3         1.0         1.0
                                                             --------   ---------    --------   ---------
Net income (loss) available for common stockholders          $ (66.5)   $ (115.0)    $ (79.7)   $ (126.4)
                                                             ========   =========    ========   =========
Basic and diluted earnings (loss) per share of common stock  $ (5.54)   $  (9.66)    $ (6.70)   $ (10.99)
                                                             ========   =========    ========   =========
Weighted average common shares outstanding                      12.0        11.9        11.9        11.5
                                                             ========   =========    ========   =========


         See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)

                                                                         Nine Months Ended
                                                                              July 31,
                                                                    -----------------------------
                                                                       1999               1998
                                                                    ----------         ----------
Cash Flows From Operating Activities:
  Net income (loss)                                                 $  (78.7)          $  (125.4)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Net assets written off due to restructuring and other                 15.2                76.3
  Depreciation and amortization of property and equipment                5.8                 6.8
  Amortization of other assets                                          13.2                22.5
  Provision for doubtful accounts                                          -                 0.8
  Gain on sale of investment                                            (2.8)                  -
  Deferred tax valuation allowance                                      34.0                   -
  Deferred income taxes                                                 (8.2)              (27.6)
  Deferred revenue                                                     (22.5)               (7.9)
  Changes in operating assets and liabilities, net of acquisition:
      Accounts receivable                                               28.5                27.6
      Prepaid expenses and other current assets                         (1.6)                2.1
      Miscellaneous assets                                               3.0                 0.6
      Accrued commissions and royalties                                 (2.5)                  -
      Accounts payable and other accrued liabilities                   (10.9)               36.4
      Accrued compensation and related benefits                         (4.7)                0.9
      Income taxes                                                      (3.0)               (4.8)
                                                                    -----------       -------------
          Net cash provided by (used in) operating activities          (35.2)                8.3
                                                                    -----------       -------------

Cash Flows From Investing Activities:
  Sales (purchases) of property and equipment, net                       0.3                (2.0)
  Software costs                                                        (3.9)              (21.4)
  Acquisition, net of cash acquired                                        -                (2.0)
  Proceeds from sale of investment                                       3.8                   -
                                                                    -----------       -------------
          Net cash provided by (used in) investing activities            0.2               (25.4)
                                                                    -----------       -------------

Cash Flows From Financing Activities:
  Amount borrowed (repaid) under bank line of credit, net                2.8                   -
  Principal payments under financing obligations                        (1.6)               (2.5)
  Proceeds from stock option and stock purchase plans                    1.0                 2.0
  Dividends paid                                                        (1.0)               (1.0)
                                                                    -----------       -------------
          Net cash provided by (used in) financing activities            1.2                (1.5)
                                                                    -----------       -------------

Effect of exchange rate changes on cash                                 (0.6)               (2.2)
                                                                    -----------       -------------
          Net decrease in cash and equivalents                         (34.4)              (20.8)

Cash and equivalents:
     Beginning of year                                                  52.4                83.3
                                                                    -----------       -------------
     End of period                                                  $   18.0           $    62.5
                                                                    ===========        ============

Non-cash investing and financing activities:
  Leases capitalized                                                $    0.3           $     0.7
  Shares issued in business combination                             $      -           $     5.9
  Issuance of common stock purchase warrants                        $      -           $     3.5
  Conversion of private convertible subordinated note               $      -           $    12.0

Cash paid during the period for:
  Interest                                                          $    5.1           $     5.3
  Income taxes                                                      $    4.2           $     4.2

         See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The condensed consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or the "Company"). Except for the consolidated balance sheet at October 31, 1998, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

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

Note 3 -- Comprehensive Income

As of November 1, 1998, the Company adopted Financial Accounting Standards Board Statement 130 (FAS 130), "Reporting Comprehensive Income." FAS 130 establishes new standards for the reporting and display of comprehensive income and its components. However, it has no impact on the Company's net income/(loss) or stockholders' equity. FAS 130 requires foreign currency translation adjustments and changes in fair value for available-for-sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in comprehensive income. The components of comprehensive net income (loss), are as follows:

---------------------------------------------------------------------------------------------------------
                                             Three Months Ended                     Nine Months Ended
                                                  July 31,                               July 31,
                                              1999              1998              1999              1998
---------------------------------------------------------------------------------------------------------
                                                                    (in millions)
      Net income (loss)                      $(66.2)          $(114.7)           $(78.7)          $(125.4)
      Change in cumulative
        translation adjustment                  0.2              (0.4)             (0.7)             (3.6)
---------------------------------------------------------------------------------------------------------
      Comprehensive net income (loss)        $(66.0)          $(115.1)           $(79.4)          $(129.0)
=========================================================================================================

Note 4 -- Restructuring and other

In the third quarter ending July 31, 1999, the Company announced a restructuring and other charge of $22.8 million. This restructuring was part of a series of actions aimed at completing the Company's transition to a portfolio solutions provider. The charge includes severance, reduction of office space in the United States and Canada, assets and equipment rent related to workforce and office space reductions, and a write-down of goodwill and assets relating to partnerships no longer essential to the Company's new solutions strategy. The workforce reduction represents approximately 320 employees or 16% of June 30, 1999 world-wide employees. The realignment and reorganization of the Company affected all functional areas, field sales, services and support operations, marketing, research and development and general and administrative. Restructuring costs incurred in the third quarter ended July 31, 1999 were $17.4 million. The following table summarizes the significant components of the restructuring reserve at July 31, 1999.

-----------------------------------------------------------------------------------------
                             Restructuring         Restructuring        Remaining Balance
                               and Other               Costs               at July 31,
                                 Charge               Incurred                1999
-----------------------------------------------------------------------------------------
                                                   (in millions)
   Severance                     $ 1.5                 $ 1.4                   $ 0.1
   Write-down of assets           16.0                  15.3                     0.7
   Office space                    3.8                   0.2                     3.6
   Equipment Rent                  1.5                   0.5                     1.0
-----------------------------------------------------------------------------------------
                                 $22.8                 $17.4                   $ 5.4
=========================================================================================

The Company expects to incur a significant amount of the remaining $5.4 million accrued restructuring costs during the remainder of fiscal 1999 and fiscal 2000. The only restructuring costs expected to be incurred in fiscal 2000 are office space. The office space costs will cease when the office space is sublet or leases are cancelled.

In addition, the Company recognizes certain deferred tax assets based upon management's assessment that these assets will "more likely than not" be realized in the future in accordance with SFAS 109, "Accounting for Income Taxes". This assessment is based primarily on estimates of future operating results.

During the quarter, the Company increased the valuation allowance related to deferred tax assets by $34.0 million. The increase in the valuation allowance reflects a change in judgment about the realizability of the related deferred tax assets in future years.

The Company announced a restructuring and other charge of $122.5 million in the third quarter ending July 31, 1998. The charge includes a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space and severance benefits for approximately 300 employees. The reduction in workforce represents approximately 12% of June 30, 1998, world-wide employees. Restructuring costs incurred in the first nine months of 1999 were $17.6 million. The following table summarizes the significant components of the restructuring reserve at July 31, 1999.

-----------------------------------------------------------------------------------------------------
                             Restructuring                                                 Remaining
                                Accrual            Adjustments to      Restructuring        Balance
                               Balance at         October 31, 1998         Costs          at July 31,
                            October 31, 1998          Balance             Incurred            1999
-----------------------------------------------------------------------------------------------------
                                                       (in millions)
   Severance and benefits        $ 1.8                 $(0.7)              $ 0.5             $ 0.6
   Write-down of assets            0.7                  (0.7)                 -                 -
   Office space                    8.4                   0.5                 2.3               6.6
   Warranty                       28.0                   0.9                14.7              14.2
   Other                           0.1                    -                  0.1                -
-----------------------------------------------------------------------------------------------------
                                 $39.0                 $ 0.0               $17.6             $21.4
=====================================================================================================

The original restructuring balance of $122.5 million was based on estimates made at the time. Adjustments between categories are made to reflect the Company's current assessment of the category balances at July 31, 1999. The Company expects to incur a significant amount of the remaining $21.4 million of accrued restructuring costs during the remainder of fiscal 1999 and the first half of fiscal 2000.

Note 5 - Line of Credit

On March 25, 1999, the Company secured a $5 million committed revolving line of credit and a $10 million uncommitted revolving line of credit. Both agreements mature on January 31, 2000, and borrowings under the agreements bear interest at the prime or LIBOR rate. At July 31, 1999, $2.8 million was borrowed and outstanding under the committed revolving line of credit.

On August 11, 1999 the line of credit was retired with proceeds from the $41.0 million loan and security agreement (see note 6).

Note 6 - Long-Term Obligations

On August 11, 1999 the Company closed a $41.0 million loan and security agreement with a group of lenders headed by Foothill Capital Corporation, a Wells Fargo Company. The agreement provides for a (i) maximum revolving loan of $30.0 million which initially includes a term loan of $15.0 million ("Term Loan A"), (ii) a term loan of $8.5 million ("Term Loan B") and (iii) a term loan of $2.5 million ("Term Loan C").

Borrowing availability under the $30.0 million revolving loan, after netting out Term Loan A, is based primarily on the Company's eligible United States, Canadian, and United Kingdom accounts receivable balances and may be limited by certain provisions in the agreement. The rate of interest charged on the revolving loan is 1% above the Prime Rate of Wells Fargo Bank.

The Company has received proceeds of $26.0 million from Term Loans A, B, and C. The proceeds were used to retire the Company's line of credit (see Note 5) and to provide working capital for general corporate purposes.

Outstanding principal under Term Loan A ($15.0 million) is to be repaid monthly beginning October 1, 1999 until August 31, 2002, the maturity date of the loan. The rate of interest charged on Term Loan A is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company.

Outstanding principal under Term Loan B ($8.5 million) and Term Loan C ($2.5 million) is due at maturity, August 31, 2002. Term Loan C is convertible, at the option of the lender, into common stock of the Company. The rate of interest charged on Term Loans B and C is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company.

The loan agreement is secured by a first priority interest in substantially all of the Company's assets, including, but not limited to accounts receivable, general intangibles, and fixed assets.

The agreement contains financial covenants including a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and a minimum level of recurring services and maintenance revenues.

Note 7 - Redeemable Series A Preferred Stock

As a result of the third quarter 1999 and 1998 restructuring and other charge of $22.8 million and $122.5 million, respectively, the Company has not complied with the fixed charge coverage ratio and debt to capital ratio covenants since October 31, 1998. The Company received a waiver from its preferred stockholder on November 19, 1998, waiving compliance for October 31, 1998, and January 31, 1999. This waiver has been extended through July 31, 1999. The Company was in compliance with all other covenants at July 31, 1999. On August 11, 1999, the preferred stockholder agreement was amended and restated. The new agreement contains financial covenants including a minimum level of EBITDA and minimum services and maintenance revenues.

Note 8 - Stockholders' Equity

On August 17, 1999, the Company's stockholders approved a proposal to amend the Certificate of Incorporation to effect a 1 for 4 reverse stock split of the Company's outstanding common stock, effective September 2, 1999. All per share data has been restated to reflect the split.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

               Comparison of the Three Months Ended July 31, 1999
                    to the Three Months Ended July 31, 1998
                    ---------------------------------------

Total revenues recorded in the third quarter of 1999 decreased 31.6% to $73.1 million versus total revenues of $106.9 million recorded during the third quarter of 1998. License fees were $21.8 million, a 56.9% decline when compared to the same period of 1998. The decrease in license fee revenues was due to the continued slowdown in demand for software in the ERP market as clients have temporarily postponed contract decisions due to a variety of factors, including final remediation of year 2000 issues. Client services revenues for the quarter were $51.3 million, a decrease of 8.9% when compared to the same prior year period. The decrease experienced in services revenues is related to the lower level of license fee revenues experienced thus far in 1999.

Cost of license fees as a percentage of related revenues was 49.5% for the third quarter of 1999, up from 31.6% for the corresponding prior year period. The increase is due to a significant decline in BPCS license fees sold, resulting in a greater proportion of third quarter 1999 revenues being generated by the sale of third party products and hardware. In addition, a significant fixed component of cost of license fee revenues is amortization of capitalized software which was $3.4 million and $3.2 million in the third quarters of 1999 and 1998 respectively.

Cost of client services and other as a percentage of related revenues was 54.8% in the third quarter of 1999 as compared to 70.2% in the third quarter of 1998. The improvement is primarily due to increased productivity of client services personnel.

Sales and marketing expenses decreased $6.6 million in the third quarter of 1999 to $14.3 million from $20.9 million in the third quarter of 1998. The decrease in the current quarter was primarily due to a reduction of direct sales incentives as a result of lower direct license fee revenues as well as the positive impact of the third quarter 1998 and 1999 restructuring initiatives.

Gross research and development (R&D) expenditures in the third quarter of 1999 decreased $7.7 million or 40% when compared to the third quarter of 1998. The reduction is due, primarily, to reduced development activities related to BPCS Client/Server Version 6.0 as well as the positive impact of the third quarter 1998 and 1999 restructuring initiatives.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. In connection with the 1998 restructuring of operations, the Company determined that it was more appropriate to begin capitalization of software development costs subsequent to a working model being developed. The Company capitalized $1.1 million of software development costs in the third quarter of 1999 compared to $1.8 million in the third quarter of 1998. The capitalization ratio (capitalized software as a percentage of gross R&D) in the third quarters of 1999 and 1998 was 10% and 9%, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

--------------------------------------------------------------------------------------------------
                                                                                       Percentage
                                               Three Months Ended                        Change
                                       July 31, 1999          July 31, 1998          1999 vs. 1998
--------------------------------------------------------------------------------------------------
                                                              (in millions)
       Gross R&D expenditures               $11.5                  $19.2                  (40%)
       Less amount capitalized               (1.1)                  (1.8)                 (39%)
--------------------------------------------------------------------------------------------------
       Net R&D expenses                     $10.4                  $17.4                  (40%)
==================================================================================================

General and administrative expenses were $16.2 million and $24.3 million in the third quarters of 1999 and 1998, respectively. The $8.1 million decline resulted from the positive impact of the third quarter 1998 and 1999 restructuring initiatives.

Operating loss in the third quarter of 1999, before the restructuring and other charges (see Notes to Consolidated Financial Statements - Note 4) was ($6.7) million, a $4.5 million decrease when compared to the comparably calculated operating loss of ($11.2) million recorded in the third quarter of 1998. The major reasons for the reduction were significant improvements in both client services gross profit and operating expenses partially offset by lower license fee revenues and gross profit. Operating loss in the third quarter of 1999 after restructuring and other charges of $22.8 million was ($29.5) million.

Non-operating expenses, which primarily represent interest expense, were $2.7 million and $2.6 million in the third quarter of 1999 and 1998, respectively.

During the third quarter of 1999, the Company recorded an additional valuation allowance of $34.0 million against the Company's deferred tax assets (see Note to Consolidated Financial Statements - Note 4).

               Comparison of the Nine Months Ended July 31, 1999
                     to the Nine Months Ended July 31, 1998
                     --------------------------------------

The principle variations for the nine months ended July 31, 1999, when supplemented with the following comments, are relatively consistent with the discussion of the third quarter results.

Total revenues decreased 19.1% to $249.5 million for the first nine months of 1999 as compared to total revenues of $308.3 million recorded during the first nine months of 1998. The revenue decrease was attributable to a decline in license fees revenues of 49.3% when compared to the prior year, however, offset by an increase in client services revenues of 14.0%.

Cost of license fees as a percentage of related revenues increased to 45.2% in 1999 as compared to 34.8% for the first nine months of 1998.

Cost of client services and other as a percentage of related revenues was 57.6% and 69.8% for the first nine months of 1999 and 1998, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the first nine months of 1999 and 1998.

--------------------------------------------------------------------------------------------------
                                                                                       Percentage
                                                Nine Months Ended                        Change
                                       July 31, 1999          July 31, 1998          1999 vs. 1998
--------------------------------------------------------------------------------------------------
                                                   (in millions)
       Gross R&D expenditures              $39.8                  $ 62.7                  (37%)
       Less amount capitalized              (3.9)                  (19.5)                 (80%)
--------------------------------------------------------------------------------------------------
       Net R&D expenses                    $35.9                  $ 43.2                  (17%)
==================================================================================================

The special charge of $1.1 million in the first nine months of 1998 related to the final settlement of the Bain Investors lawsuit.

The gain on sale of investment of $2.8 million in the first nine months of 1999 resulted from the sale of the Company's 25% ownership of CS Controlling Software Systeme. The cash proceeds were $3.8 million.

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

Third parties - Identification of areas of third party risk is complete. Due to the nature of the business, the risk to continuing operations in this area is minimal. However, the Company is still taking steps to ensure that critical suppliers will continue to function after the change of the millennium.

Internal systems - The Company has completed the core business systems upgrades for its United States Operations. The Company's operations in South America, Asia Pacific and Canada will be completed and on-line by the end of September. The European core business systems will be compliant by October 31 of this year.

In addition, the Company is still identifying contingency plans for critical processes in Europe due to the timing of the systems upgrades. The Company is also finalizing its upgrades for all non-critical personal computing devices and software.

At this time, the Company believes that there will be minimal cost associated with ensuring Year 2000 compliance of its internal systems.

Management believes that it has successfully addressed the Year 2000 issues. However, there are no assurances that the above assessment of the Company's Year 2000 readiness and estimate of costs will prove to be accurate and actual results could differ materially from such assessment. The Company's most likely worst case Year 2000 scenario would require some automated processes to be temporarily performed manually, requiring additional resources and cost, until the Year 2000 issue is resolved.

Liquidity and Capital Resources

Cash and equivalents at July 31, 1999 totaled $18.0 million, a decrease of $34.4 million when compared to October 31, 1998 cash and equivalents of $52.4 million. Cash usage was primarily due to operating losses, payments related to the Company's third quarter 1998 and 1999 restructuring activities and biannual interest payment on the Company's convertible subordinated notes.

Operating cash flows. Net cash and equivalents from operating activities decreased $35.2 million during the first nine months of 1999. The $35.2 million decrease resulted from a net loss adjusted for non-cash charges and credits of $44.0 million and a decrease in accrued commissions and royalties, accounts payable and other accrued liabilities, and accrued compensation and related benefits totaling $18.1 million offset by a $28.5 million decrease in accounts receivable.

Investing cash flows. Investing activities increased net cash and equivalents $0.2 million during the first nine months of 1999. The $0.2 million increase was generated from proceeds from the sale of an investment ($3.8 million) and sale of property and equipment ($0.3 million) offset by $3.9 million of software development costs.

Financing cash flows. The Company generated $1.2 million of positive cash flow from financing activities in the first nine months of 1999. In the third quarter ending July 31, 1999 the Company borrowed $2.8 million (net) under the Company's $5.0 million committed revolving line of credit and generated $1.0 million from the stock option and stock purchase plans offset by $1.6 million of financing obligation payments and $1.0 of dividend payments.

On August 11, 1999 the Company closed a $41.0 million loan and security agreement with a group of lenders headed by Foothill Capital Corporation, a Wells Fargo Company. The agreement provides for a (i) maximum revolving loan of $30.0 million which initially includes a term loan of $15.0 million ("Term Loan A"), (ii) a term loan of $8.5 million ("Term Loan B") and (iii) a term loan of $2.5 million ("Term Loan C").

Borrowing availability under the $30.0 million revolving loan, after netting out Term Loan A, is based primarily on the Company's eligible United States, Canadian, and United Kingdom accounts receivable balances as described in the loan agreement and may be limited by certain provisions in the agreement. The rate of interest charged on the revolving loan is 1% above the Prime Rate of Wells Fargo Bank.

The Company has received proceeds of $26.0 million from Term Loans A, B, and C. The proceeds were used to retire the Company's line of credit and to provide working capital for general corporate purposes.

Outstanding principal under Term Loan A ($15.0 million) is to be repaid monthly beginning October 1, 1999 until August 31, 2002, the maturity date of the loan. The rate of interest charged on Term Loan A is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company.

Outstanding principal under Term Loan B ($8.5 million) and Term Loan C ($2.5 million) is due at maturity, August 31, 2002. Term Loan C is convertible, at the option of the lender, into common stock of the Company. The rate of interest charged on Term Loans B and C is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company.

The loan agreement is secured by a first priority interest in substantially all of the Company's assets, including, but not limited to accounts receivable, general intangibles, and fixed assets.

The agreement contains financial covenants including a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and a minimum level of recurring services and maintenance revenues.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the nine month period ended July 31, 1999. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1998.

Part II - Other Information

Item 1.  Legal Proceeding

In January 1997, class actions lawsuits against the Company and certain of its officers were filed in state court in Illinois and in the federal court in Chicago, Illinois. The Company executed a settlement agreement with the class plaintiffs in the Illinois state court action. The presiding judge in the Illinois case approved the settlement on September 30, 1997. Certain individual objectors to the Settlement appealed the fairness of the settlement.

On June 18, 1999, the Illinois Appellate Court affirmed the settlement of the state court class action. Plaintiffs did not seek leave to appeal to the Illinois Supreme Court. Accordingly, the state court action has concluded. The Company has filed a motion to dismiss in the Federal action, arguing that the claims in Federal court have already been settled in state court and are barred by the doctrine of res judicata. That motion is pending.

Item 2.  Changes in Securities

         (a) As described in Item 4 below, on August 17, 1999, the stockholders of the Company voted in favor of a one for four reverse stock split of the Company's common stock, par value $0.0033 per share (the "Reverse Stock Split"). On September 1, 1999, the Company filed an amendment to its Certificate of Incorporation with the Delaware Secretary of State to effect the Reverse Stock Split, and to decrease the authorized shares of common stock from 250,000,000 to 62,500,000. Following the Reverse Stock split, every 4 shares of the Company's common stock previously outstanding were converted into one new share. All fractional shares resulting from the Reverse Stock Split were converted into the right to receive cash equal to the fair market value of such fractional shares.

         (b) N/A

         (c) N/A

         (d) N/A

Item 3.  Defaults Upon Senior Securities                        None

Item 4.  Submission of Matters to a Vote of Security Holders

         (a) On August 17, 1999, the Company held a special meeting of the Company's stockholders.

         (b) N/A

         (c) The stockholders considered two items at the special meeting. The stockholders voted in favor of amending the Company's Certificate of Incorporation to effect the Reverse Stock Split, described above in
         Item 2. With regard to the Reverse Stock Split, 31,026,025 shares (or 64.7% of the outstanding shares) were voted in favor of the amendment.

         At the special meeting, the stockholders also approved a new employee stock option plan. Holders of 17,863,185 shares, or 57.3% of the votes cast, voted in favor of the adoption of the employee stock option plan.

         (d) N/A

Item 5.  Other Information

On September 2, 1999, the Company was notified by the Nasdaq National Market that the listing of the Company's Common Stock would be moved from the Nasdaq National Market to the Nasdaq SmallCap Market, effective with the open of business on Tuesday, September 7, 1999.

Item 6.  Exhibits and Reports on Form 8-K                        None

                                Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     September 14, 1999
         ------------------

                                       System Software Associates, Inc.

                                        /s/ William M. Stuek
                                        ------------------------------
                                        William M. Stuek
                                        Chief Executive Officer and
                                        President


                                        /s/ Joseph J. Skadra
                                        --------------------------------
                                        Joseph J. Skadra
                                        Interim Chief Financial Officer