Form 10-K405
period 1999-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 2000-01-31
CIK 808207

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

                  For the fiscal year ended October 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to

                        Commission file number 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
            (Exact name of registrant as specified in its charter)

               Delaware                              36-3144515
    (State or other jurisdiction of     (IRS Employer Identification Number)
     incorporation or origination)

      500 W. Madison, 32nd Floor
           Chicago, Illinois                            60661
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

                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or l5(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X  No   .

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form l0-K. [X]

   The aggregate market value of voting stock held by non-affiliates of the registrant based upon the closing sale price of the stock as reported on the Over-the-Counter Bulletin Board service on January 14, 2000, was
$23,109,889.85.

   At January 14, 2000, 12,022,759 shares of the registrant's Common Stock were outstanding.

                      DOCUMENT INCORPORATED BY REFERENCE

   The registrant's definitive proxy statement for the annual meeting of stockholders, estimated to be held in April 2000, expected to be filed with the Commission not later than February 28, 2000, is incorporated by reference into Part III of this Form l0-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

The Company

   System Software Associates, Inc. (the "Company" or "SSA") is a global systems solution provider and developer of enterprise resource planning ("ERP") software for companies ranging in size from $50 million to multibillion dollar global 100 corporations. The Company provides customers with a comprehensive ERP system and services as well as third-party "best of breed" products that include customer relationship management ("CRM"), supply chain management ("SCM"), business intelligence ("BI") and E-commerce solutions, which are designed to address its customers' enterprise application ("EA") requirements. Application software revenues are derived from the Company's sales of its proprietary ERP software, BPCS (Business Planning and Control System), one of the most widely implemented ERP systems in the world, and other third-party software applications. Service revenues are derived by providing implementation, integration, software modification and customization, customer-specific application development, training and consulting services. The Company markets, sells and services its application solutions on a global basis from its 33 offices as well as through over 100 independent services provider offices (the "Affiliates") located throughout the world. In conjunction with its "best of breed" strategy, SSA has entered into a variety of strategic alliances. Selected SSA alliance partners include i2 Technologies, iWorks, Manugistics, Trilogy Development Corporation, Business Objects, IBM and Hewlett-Packard.

Industry Overview

   The post Y2K market for Enterprise Application software and services remains dynamic according to industry projections. Manufacturers, having achieved substantial cost savings from their initial ERP implementations, are focusing on initiatives aimed at revenue enhancement and opportunity creation through development of new business processes across applications, which deliver new ways of competing. As a result of this fundamental shift from efficiency-led decisions to effectiveness-driven decisions, the ERP market is increasingly focused on the key elements of the effectiveness equation: functionality, reliability and speed. This trend is fast transforming the current model to a supply chain model, most notably in the areas of channel enablement, channel expansion and self-service. More recently, the availability and use of the Internet has created a demand for software which will operate across the Internet to enhance business-to-business electronic commerce.

   The need for proper domain experience and expertise, and customer demand for a broad range of application functionalities, is rewarding EA providers who develop a partnership strategy with key niche solution providers to provide for "best of breed" product offerings. As a result of this shift, companies are creating relationships that extend and further complement their core offering and functionality. These partnerships enable companies to offer their customers--on a substantially accelerated basis--enhanced, "best of breed" application solutions across a wide range of manufacturing disciplines.

SSA Strategy

   Historically the Company has concentrated primarily on marketing, licensing and maintaining BPCS, its own proprietary product software, and providing related support and services to its clients. To capitalize upon evolving market dynamics, the Company has repositioned itself over the last year to become a leading international provider of IT application solutions. This fundamental shift in SSA's strategy to become a "solutions provider" is a natural progression for the Company. With extensive knowledge of the operations of its 6,500 customers, the Company is well positioned to provide a full spectrum of application solutions and services with its proprietary BPCS product suite as the ERP foundation. The BPCS product offers a core ERP functionality, which can be customized to customer requirements and integrated with a variety of SCM, CRM, BI and e-commerce solutions. Furthermore, the Company's newly developed IFrameworks software enables it to offer timely business processes assessment, integration and implementation services for a variety of application solutions.

   By evolving from an ERP-focused firm to a solutions provider, SSA will better leverage its core strengths, including: i) a large installed base; ii) industry and application expertise; iii) international sales, marketing and service infrastructure; iv) customer-specific knowledge and relationships; v) software customization capabilities; and vi) strong partnering alliances. Management believes these efforts will result in an enhanced, longer term relationship with customers and the generation of higher revenue per account and improved on-going maintenance and service revenues.

   The Company's market focus continues to be within targeted vertical industries, namely consumer packaged goods, food and beverage, consumer electronics, automotive supply, pharmaceutical/specialty chemical and general manufacturing.

Product Suite

   BPCS consists of over 50 integrated, century dated products designed for manufacturing, supply chain management and financial applications, as well as electronic commerce and application development tools. BPCS operates on a variety of hardware platforms, including the AS/400, HP9000 and NT systems running the DB/2, Oracle or Informix databases. The entire BPCS product suite is available in English, and a significant portion of the line is available in 24 other languages including Chinese (simplified and traditional), French, German, Italian, Japanese, Korean, Portuguese, and Spanish. The BPCS design meets the localized regulatory policies and statutory requirements of many countries.

   In addition to BPCS, the Company also offers an application development tool set which enables the development of high transaction volume and enterprise-wide client/server applications on all supported platforms.

Product Development

   To maintain and enhance the breadth and functionality of its software, SSA devotes significant resources to research and development. The Company employs professionals with subject matter expertise and skills in the AS/400, UNIX, MS Windows, and NT operating environments. The Company's focus on developing advanced applications and maintaining its entire BPCS product suite also requires professionals skilled in the fields of software development, project management, systems, and client/server products.

Clients

   BPCS has been installed by over 6,500 clients in more than 12,000 sites in over 70 countries worldwide, the substantial majority of which comprise the Company's installed base of AS/400 customers. The target marketplace for BPCS is large and medium-sized firms in such diverse industries as pharmaceuticals/specialty chemicals, automotive supply, consumer electronics, consumer packaged goods, food and beverage and general manufacturing.

Sales and Marketing

   The Company markets, sells and services its products on a global basis through its own sales and services organization and a network of affiliates. The Company supports its clients primarily through a worldwide network of branch offices, including its 33 SSA offices and over 100 Affiliate offices, around the world. Historically, the Company has operated on an international basis with an approximately equal division of revenues coming from North America, Europe and the rest of the world (Latin America and Asia/Pacific).

   SSA's sales effort are conducted through its global accounts teams and regional sales offices. The global accounts teams target and support 32 multibillion-dollar companies that operate on an international basis. The regional sales offices locally support global accounts as well as smaller and/or geographically focused companies. Both global and local clients are assigned a sales team which work with the customer on a long-term basis. These sales teams call on accounts on a regular basis and will typically participate in a customer's technology planning process.

Licensing

   In almost all cases, software sales are made pursuant to the Company's Software License Agreement (the "SLA") which is entered into by the client and SSA. The gross amount of the software license fee is remitted to the Company and, if applicable, the Company then pays a commission to the Affiliate. In certain small countries outside of the United States, the SLA is entered into by the client, the Company and the Affiliate. SSA enters into individual, negotiated contracts with its Global Account clients. The SLA typically provides for either a single license fee to use the product in perpetuity on a single computer or licensing the products on the basis of the number of users. License fees for BPCS products typically range from $1,500 to $150,000 per product.

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

Competition

   The ERP application software market is highly competitive, rapidly changing and significantly affected by new product introductions and other market activities of industry participants. The Company's BPCS product line is targeted at the market for IBM AS/400, open systems and client/server applications software solutions. The Company's current and prospective competitors offer a variety of products and solutions to address these markets. The Company's primary competition comes from a large number of independent software vendors and other sources including (i) companies offering products that run on UNIX-based systems in a client/server environment such as Oracle Corporation, Baan Company N.V. and SAP AG, and (ii) companies offering products that run on AS/400 and other mid-range computers, including J.D. Edwards. The Company also faces competition from a variety of other vendors of ERP software, including QAD Inc. In addition, the Company faces indirect competition from suppliers of custom-developed business application software that have focused mainly on proprietary mainframe and minicomputer based systems with highly customized software, such as the systems consulting groups of major accounting firms and systems integrators. The Company also faces indirect competition from proprietary systems developed by the internal MIS departments of large organizations. Competition in SSA's industry is primarily based on sales ability, quality of the products, breadth of product line and quality of support. In 1999, the Company also experienced some price competition in this market, and price competition likely will continue to be a factor in the future.

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

Staff

   As of January 1, 2000, SSA employed approximately 1,500 people. The Company's success is highly dependent on its ability to attract and retain qualified staff members. Competition for staff is intense in the software industry. The Company has no collective bargaining agreements, and SSA believes that its relations with its staff are good.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   The Company's executive officers are as follows:

   ROBERT R. CARPENTER, age 44, was appointed Chief Executive Officer and Chairman of the Board of Directors on September 15, 1999. He was a private technology investor from 1998 until joining the Company. From 1997 to 1998, Mr. Carpenter served as President and Chief Executive Officer of Origin Americas, a subsidiary of Philips B.V. From 1994 to 1997, he was Senior Vice-President NCR Worldwide Services for AT&T Corporation where he had worldwide responsibility for NCR's services business. Mr. Carpenter holds a M.B.A. from Northwestern University Kellogg Graduate School of Management, a M.A. in Foreign Affairs from the University of Virginia and a B.A. degree from Depauw University.

   CHUCK BIEBIGHAUSER, age 53, joined the company as Senior Vice President, Global Services and Marketing, on December 15, 1999. He was the principal consultant with Project Partners, Inc. from early 1999 until joining the Company. From 1997 to 1999 he held positions as Vice President--Managed Operations, Vice President--Marketing and CEO of the North America unit of Origin Technology. From 1996 to 1997, he was Chief Operating Officer of Pacific Technology Services, Inc. From 1993 to 1996, Mr. Biebighauser served as a Marketing Director for BSG Consulting and also served in a variety of technical, sales and senior management roles for EDS from 1973 to 1987. Mr. Biebighauser holds a B.A. degree from the University of Minnesota.

   LORRAINE H. FENTON, age 54, joined the Company as Vice President-Development on July 1, 1998 and was appointed Vice President-Research and Development on November 18, 1998. Currently Ms. Fenton has responsibility not only for worldwide development but also for global support and information technology. Prior to joining the Company, she served in a variety of management positions with IBM Corporation over a 31-year tenure. Most recently at IBM, Ms. Fenton was Vice President, Information Technology, North American Sales and Distribution. Prior to that she had served as General Manager, Quality and Information Technology for North American Sales and Vice President, Quality and Development Operations for North American software development. Ms. Fenton holds a B.A. degree from Dickinson College, and she serves on the Board of Trustees of Marymount College in Tarrytown, New York.

   JOSEPH J. SKADRA, age 58, was appointed Vice President Finance and Controller on April 29, 1998. Previously, he was appointed Vice President and Chief Financial Officer on August 24, 1994. He was employed by Figgie International, Inc. from 1970 to 1994, where he held various operating and financial positions at the Vice President level. His last position at Figgie International was Senior Vice President, Finance and Controller. Mr. Skadra holds a B.S.B.A. degree from Case Western Reserve University.

ITEM 2. PROPERTIES

   The Company's principal administrative, marketing and technical facilities are located in Chicago, Illinois and consist of approximately 141,000 square feet of occupied or committed space, subject to a lease terminating in August 2008. In accordance with the 1998 restructuring plan, the Company plans to sublease approximately 45,000 square feet of the office space. The Company also leases office space for its regional headquarters and branch offices (see
Note 15 of Notes to Consolidated Financial Statements).

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

   The Company has been the subject of an ongoing private investigation being conducted by the Securities and Exchange Commission ("the Commission"). This investigation began in October 1995, and primarily relates to revenue recognition issues. The Staff of the Enforcement Division has advised the Company that it has tentatively concluded that in 1994 through 1997 the Company improperly recognized revenue on software contracts for UNIX based software products, and in 1995 and 1996, the Company improperly recognized revenue on software reseller contracts, and in so doing violated Securities Exchange Act of 1934 Section 10(b), Securities Act of 1933 Section 17(a), and other provisions of the federal securities laws. Although the Company believes there are meritorious defenses in connection with these issues, the Company, at this time, is unable to predict the outcome of the investigation or the discussions between the Company and the Staff or, in the event the Commission brings a proceeding, the likely outcome or consequences to the Company of the proceeding. There can be no assurance that any actions taken by the Commission may not have a material adverse effect on the business, financial condition or results of operations of the Company.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

STOCK INFORMATION

Price Range of Common Stock and Public Convertible Subordinated Notes

   Until September 6, 1999, the Company's common stock was traded on the Nasdaq National Market. From September 7, 1999 through October 22, 1999, the Company's common stock was traded on the Nasdaq SmallCap Market. Since October 25, 1999, the Company's common stock has been traded on the Over-the-Counter Bulletin Board ("OTCBB") service. The following table presents the high and low market prices for the Company's common stock as reported by the Nasdaq National Market during the fiscal year ended October 31, 1998 and through September 6, 1999. Prices from September 7, 1999 through October 22, 1999 are as reported by the Nasdaq SmallCap Market. Prices from October 25, 1999 through October 31, 1999 are as reported by the OTCBB.

Fiscal 1999             High   Low         Fiscal 1998                   High   Low
-----------            ------ ------       -----------                  ------ ------
First Quarter......... $31.75 $20.50       First Quarter............... $61.00 $27.24
Second Quarter........  20.75   7.50       Second Quarter..............  34.76  26.76
Third Quarter.........  11.75   6.63       Third Quarter...............  39.52  21.52
Fourth Quarter........   7.38   1.44       Fourth Quarter..............  26.52  15.00

   On August 17, 1999, the Company's stockholders approved a proposal to amend the Certificate of Incorporation to effect a 1 for 4 reverse stock split of the Company's outstanding common stock, effective September 2, 1999. All common stock share and per share data has been restated to reflect the split.

   At January 14, 2000 there were approximately 236 holders of record. On January 14, 2000 the closing price of the Company's common stock, as reported on the OTCBB, was $2.218.

   The Company's Public Convertible Subordinated Notes were traded on the Nasdaq SmallCap Market until October 25, 1999. Since October 26, 1999, there has been no established public trading market for the Company's Public Convertible Subordinated Notes, and they have been traded over the counter. The following table shows each quarter's high and low closing prices through October 25, 1999 as reported by the Nasdaq SmallCap Market.

Fiscal 1999            High   Low         Fiscal 1998                   High    Low
-----------           ------ ------       -----------                  ------- ------
First Quarter........ $77.50 $66.50       First Quarter............... $112.50 $82.00
Second Quarter.......  68.50  46.00       Second Quarter..............   87.00  81.00
Third Quarter........  43.50  34.25       Third Quarter...............   91.25  69.00
Fourth Quarter.......  44.50  32.00       Fourth Quarter..............   68.50  55.75

ITEM 6. SELECTED FINANCIAL DATA

                                              Year Ended October 31,
                                        ---------------------------------------
                                         1999    1998     1997    1996    1995
                                        ------  -------  ------  ------  ------
                                          (in millions, except per share
                                                       data)
Total revenues......................... $315.7  $ 420.8  $430.5  $340.8  $374.1
Net income (loss)......................  (88.2)  (128.7)    1.0   (32.8)   26.6
Net income (loss) available for common
 stockholders..........................  (89.5)  (130.0)   (1.4)  (32.8)   26.6
Basic earnings (loss) per share of
 common stock..........................  (7.46)  (11.21)  (0.13)  (3.04)   2.76
Diluted earnings (loss) per share of
 common stock..........................  (7.46)  (11.21)  (0.13)  (3.04)   2.52
Dividends declared per common share....    --       --      --     0.40    0.32

                                                       At October 31,
                                             ----------------------------------
                                              1999   1998   1997   1996   1995
                                             ------ ------ ------ ------ ------
Total assets................................ $230.0 $360.8 $475.4 $384.4 $393.2
Long-term obligations and Redeemable Series
 A Preferred Stock..........................  176.1  151.2  160.0   75.1   33.9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

   The following table presents, for the periods indicated, certain information from the consolidated statements of operations as a percentage of total revenues and the percentage change of such items as compared to the prior year.

                             Percentage of Total
                                   Revenues                 Percentage
                              Year Ended October        Increase (Decrease)
                                     31,                  Over Prior Year
                             ------------------------   ----------------------
                                                          1999         1998
                                                         versus       versus
                              1999     1998     1997      1998         1997
                             ------   ------   ------   ---------    ---------
Revenues:
  License fees..............   33.3%    51.1%    70.4%      (51.2)%      (29.0)%
  Client services and other.   66.7%    48.9%    29.6%        2.4%        61.3%
                             ------   ------   ------   ---------    ---------
    Total revenues..........  100.0%   100.0%   100.0%      (25.0)%       (2.3)%
                             ------   ------   ------   ---------    ---------
Costs and expenses:
  Cost of license fees......   14.0%    17.3%    17.5%      (39.3)%       (3.1)%
  Cost of client services
   and other................   38.4%    33.9%    22.8%      (14.9)%       45.0%
  Sales and marketing.......   19.6%    19.3%    20.6%      (23.8)%       (8.0)%
  Research and development..   14.2%    14.3%    12.0%      (25.5)%       16.2%
  General and
   administrative...........   23.7%    21.0%    20.7%      (15.4)%       (0.6)%
  Special charges...........    --       0.3%     1.1%          *        (77.6)%
  Restructuring and other...    6.5%    29.1%     --        (83.3)%          *
                             ------   ------   ------   ---------    ---------
    Total costs and
     expenses...............  116.4%   135.2%    94.7%      (35.4)%       39.6%
                             ------   ------   ------   ---------    ---------
Operating income (loss).....  (16.4)%  (35.2)%    5.3%      (65.0)%          *
Non-operating income
 (expense), net.............   (3.8)%   (2.4)%   (4.9)%      22.2%       (53.5)%
Gain on sale of investment..    0.8%     --       --            *            *
                             ------   ------   ------   ---------    ---------
Income (loss) before income
 taxes......................  (19.4)%  (37.6)%    0.4%      (61.3)%          *
Provision (benefit) for
 income taxes...............    8.5%    (7.0)%    0.1%          *            *
                             ------   ------   ------   ---------    ---------
Net income (loss)...........  (27.9)%  (30.6)%    0.3%      (31.5)%          *
Preferred dividends.........    0.4%     0.3%     0.6%        --         (45.8)%
                             ------   ------   ------   ---------    ---------
Net income (loss) available
 for common stockholders....  (28.3)%  (30.9)%   (0.3)%     (31.2)%          *
                             ======   ======   ======   =========    =========

--------
*not meaningful

Revenues

   Total revenues decreased 25.0% from 1998 to 1999. All of the Company's geographic regions recorded lower revenues in 1999. Total revenues decreased 2.3% from 1997 to 1998. Latin America recorded higher revenues in 1998 while the other regions were flat to down.

   License Fees. The principal components of license fee revenues are software license fees, a portion of post contract support and hardware. License fees decreased 51.2% in 1999 to $105.1 million compared to $215.2 million in 1998. This decrease is primarily due to the continued slowdown in demand for software in the ERP market as clients temporarily postponed contract decisions due primarily to focusing their efforts and expenditures on final remediation of year 2000 issues. License fees decreased 29.0% in 1998 to $215.2 million compared to $303.0 million in 1997.

   Client Services. Client services and other revenues increased 2.4% to $210.6 million in 1999 from $205.6 million in 1998. Client services and other revenues increased 61.3% to $205.6 million in 1998 from $127.5 million in 1997. The increase in services revenues is attributable to an increase in the number of billable services personnel in response to continuing demand for implementation services as well as an increase in productivity of services personnel. In 1999, however, the Company experienced lower client services revenues in the second half of the year related to the decline in license fee revenues in 1998 and 1999.

Costs and Expenses

   Cost of License Fees. The principal components of cost of license fees are commissions paid to independent Affiliates, royalties paid to third parties, hardware costs, amortization of capitalized software costs and warranty costs. In 1999, cost of license fees, as a percentage of related license fee revenues, increased to 42.2% from 33.9% in 1998. The increase is due to a significant decline in BPCS license fees sold, resulting in a greater proportion of revenues being generated by the sale of third party software products and hardware which more than offset a significant decline in the amortization of software cost. Cost of license fees in 1998, as a percentage of related license fee revenues, increased to 33.9% from 24.9% in 1997. The increase is primarily attributable to the decline in license fee revenues, in particular license fees sold by the direct sales organization. Cost of hardware rose slightly as a percentage of revenues while amortization of software cost declined and warranty costs were flat when compared to 1997.

   Cost of Client Services and Other. The principal components of cost of client services and other are salaries and other direct employment costs paid to the Company's client services personnel and amounts paid to contracted independent client services professionals. Cost of client services and other as a percentage of related revenues was 57.5% in 1999 compared to 69.3% in 1998. The decrease is primarily due to increased productivity of client services personnel as well as less reliance on contracted client services professionals. In 1997, cost of client services and other was 77.1%. The decrease from 1997 to 1998 is also due to the increased productivity of client services personnel.

   Sales and Marketing. Sales and marketing expenses include salaries, commissions and other direct employment costs of the Company's sales and pre-sales professionals, as well as marketing costs, which include advertising, trade shows, and production of sales brochures. Sales and marketing expenses decreased $19.4 million to $62.0 million in 1999 from $81.4 million in 1998. The decrease was primarily due to the reduction of direct sales incentives as a result of the decline in license fee revenues and the positive impact of the third quarter 1998 and 1999 restructuring. Marketing expenditures were unchanged in 1999 when compared to 1998. Sales and marketing expenses decreased $7.1 million from $88.5 million in 1997 to $81.4 million in 1998. The decrease in sales and marketing expenses is primarily due to a reduction of direct sales incentives as a result of lower direct license fee revenues and the positive impact of restructuring, partially offset by an increase in marketing expenditures.

   Research and Development. Total research and development expenditures (R&D) in 1999 decreased $31.8 million, or 39.1%, to $49.6 million from $81.4 million in 1998. Total research and development expenditures in

1998 decreased $11.7 million, or 12.6%, to $81.4 million from $93.1 million in 1997. The decrease in 1999 and 1998 is due, primarily, to reduced development activities with the release of BPCS Client/Server Version 6.0 as well as the positive impact of the third quarter 1998 and 1999 restructuring initiatives.

   The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standards (SFAS) No. 86. In connection with the 1998 restructuring of operations, the Company determined that it was more appropriate to begin capitalization of software development costs subsequent to a working model being developed. Accordingly, the Company capitalized $4.8 million of software development costs in 1999, $21.3 million in 1998 and $41.4 million in 1997. The capitalization ratio (capitalized software costs as a percentage of total R&D expenditures) was 10% in 1999, 26% for 1998 and 44% for 1997. The capitalization ratio for the second half of 1998 was 10%.

   The following table sets forth total research and development expenditures and related capitalized amounts for the periods indicated.

                                                Year Ended         Percentage
                                                October 31,          Change
                                             -------------------  --------------
                                                                   1999    1998
                                                                  versus  versus
                                             1999   1998   1997    1998    1997
                                             -----  -----  -----  ------  ------
                                               (in millions)
Total R&D expenditures...................... $49.6  $81.4  $93.1   (39)%   (13)%
Less amount capitalized.....................  (4.8) (21.3) (41.4)  (77)%   (49)%
                                             -----  -----  -----   ---     ---
  Net R&D expenses.......................... $44.8  $60.1  $51.7   (25)%    16%
                                             =====  =====  =====   ===     ===

   General and Administrative. General and administrative expenses decreased $13.6 million in 1999 to $74.8 million from $88.4 million in 1998 primarily due to the positive impact of the third quarter 1998 and 1999 restructuring initiatives. In 1997, general and administrative expenses totaled $88.9 million. The $0.5 million decrease in 1998 over 1997 was primarily due to the positive impact of the 1998 restructuring.

   Special Charges. The special charge of $1.1 million recorded in the first quarter of 1998, and $3.2 million recorded in the fourth quarter of 1997, related to the settlement of a lawsuit. In addition, a $1.7 million charge was recorded in the third quarter of 1997 which related to the settlement of the Company's class action lawsuits (see Note 15 of Notes to Consolidated Financial Statements).

   Restructuring and other Charges. In the third quarter ended July 31, 1999, the Company announced a restructuring and other charge of $22.8 million. This restructuring was a part of a series of actions aimed at completing the Company's transition to a portfolio solutions provider. The charge includes severance, reduction of office space in the United States and Canada, assets and equipment leases related to workforce and office space reductions, and a write-down of goodwill and assets relating to partnerships no longer essential to the Company's new solutions strategy. The workforce reduction represents approximately 320 employees or 16% of June 30, 1999 world-wide employees. The realignment and reorganization of the Company affected all functional areas: field sales, services and support operations, marketing, research and development and general and administrative. Restructuring costs incurred in 1999 were $19.1 million. The following table summarizes the significant components of the restructuring reserve at October 31, 1999.

                                       Costs Incurred
                         Restructuring --------------                Balance
                           and Other   Non-    Cash               at October 31,
                            Charge     Cash  Payments Adjustments      1999
                         ------------- ----- -------- ----------- --------------
                                              (in millions)
Severance and benefits..    $  1.5     $ --    $1.7      $0.2          $--
Write-down of assets....      16.0      16.0    --        --            --
Office space............       3.8       --     0.4      (0.2)          3.2
Equipment Rent..........       1.5       --     1.0       --            0.5
                            ------     -----   ----      ----          ----
                            $ 22.8     $16.0   $3.1      $--           $3.7
                            ======     =====   ====      ====          ====

   The company expects to pay $1.5 million of restructuring costs in fiscal 2000 and the remaining $2.2 million in fiscal 2001.

   The Company announced a restructuring and other charge of $122.5 million in the third quarter ended July 31, 1998. The Company decided that it would no longer add additional functionality or performance to four BPCS application software versions. The restructuring charge includes a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space affecting North America, Latin America, Europe and Asia/Pacific and severance benefits for approximately 300 employees. The reduction in workforce represents approximately 12% of June 30, 1998 worldwide employees and affected all functional areas and employee groups within the Company. The other charge represents $2.5 million in payments under termination agreements with former executives of the Company and $0.8 million in future rentals for leased equipment which would no longer be used as a result of the restructuring plan. Restructuring costs incurred in 1998 and 1999 totaled $83.5 million and $31.6 million, respectively. The following table summarizes the significant components of the restructuring reserve at October 31, 1999.

                              Year ended October 31, 1998           Year ended October 31, 1999
                         -------------------------------------- ------------------------------------
                                       Costs Incurred           Costs Incurred
                         Restructuring --------------           --------------
                           and Other   Non-    Cash   Remaining Non-    Cash               Remaining
                            Charge     Cash  Payments  Balance  Cash  Payments Adjustments  Balance
                         ------------- ----- -------- --------- ----- -------- ----------- ---------
                                                        (in millions)
Severance and benefits..    $  7.6     $ --   $ 5.8     $ 1.8   $ --   $ 0.7      $(1.1)     $--
Write-down of assets....      65.1      64.4    --        0.7     0.3    --        (0.4)      --
Office space............      11.1       --     2.7       8.4     --     2.6       (3.3)      2.5
Warranty................      35.4       5.2    2.2      28.0    19.9    8.0        2.5       2.6
Other...................       3.3       --     3.2       0.1     --     0.1        --        --
                            ------     -----  -----     -----   -----  -----      -----      ----
                            $122.5     $69.6  $13.9     $39.0   $20.2  $11.4      $(2.3)     $5.1
                            ======     =====  =====     =====   =====  =====      =====      ====

   Adjustments between categories were made to reflect the Company's current assessment of the category balances at October 31, 1999. In October 1999, the Company decreased restructuring and other expense by $2.3 million, adjusting the remaining restructuring reserve at October 31, 1999 down to balances expected to be incurred. The Company expects to incur $4.3 million of restructuring costs in fiscal 2000 and the remaining $0.8 million in fiscal 2001 (See Note 4 of Notes to the Consolidated Financial Statements).

   Operating Income (Loss). Operating loss in 1999, before restructuring and other charges, was $(31.4) million, an increased loss of $5.7 million when compared to the operating loss before restructuring and other charges recorded in 1998 of $(25.7) million. The primary reason for the greater loss was the negative profit impact of the significant decline in license fee revenues largely offset by an 38% improvement in client services gross profit margin and the favorable profit impact of the 1998 and 1999 restructurings on operating expenses. Operating income in 1997 was $22.9 million. The $48.6 million decline from 1997 to 1998 was primarily related to lower license fee revenues. Operating loss in 1999 and 1998 after restructuring and other charges was $(51.9) million and $(148.2) million, respectively.

   Non-operating Income (Expense), Net. In 1999, non-operating expense, net increased $2.2 million to $12.1 million from $9.9 million in 1998. This increase is primarily due to interest expense related to borrowings under the $41.0 million loan and security agreement entered into on August 11, 1999 (See
Note 7 of Notes to the Consolidated Financial Statements). Non-operating expense, net in 1998 decreased $11.4 million from $21.3 million in 1997. This represents a reduction in both interest expense and amortization. The beneficial conversion feature incorporated in the convertible notes issued in 1997 valued at $9.5 million was fully amortized in 1997.

   Income Taxes. During the quarter ended July 31, 1999, the Company wrote-off $34.0 million of net deferred tax assets. This write-off results from an increase in the valuation allowance, reflecting a change in judgment about the realizability of the related deferred tax assets in future years. In accordance with SFAS 109, "Accounting for Income Taxes" management has assessed that the remaining deferred tax assets will more likely than not be realized in the future. This assessment is based primarily on estimates of future operating results. Management's determination that the net deferred tax asset will be realized is based upon projected future operating results. The Company has available $43.1 million of foreign net operating loss carryforwards and $151.5 million of U.S. net operating loss carryforwards. Certain of the foreign net operating loss carryforwards may be carried forward indefinitely while the remainder expire in varying amounts beginning on October 31, 2001. The Company's effective tax rate was approximately 11% in 1999, excluding the $34.0 write-off of net deferred tax assets, 19% in 1998 and 36% in 1997.

   Impact of Inflation. To date, the Company has not experienced any significant effect from inflation. The Company's major expenses have been salaries and related costs incurred principally for product development and enhancements, client services, sales and marketing and administration. The Company generally has been able to meet inflationary increases in costs by increasing prices of its products and services.

   Foreign Currency Exposures. Sales outside of the United States account for 60% to 70% of the Company's total revenues. The Company's international sales (with the exception of certain Latin American countries) are predominately invoiced and paid in foreign currencies. Consequently, the Company's revenues are impacted by the fluctuation of foreign currencies versus the U.S. Dollar. The operating income impact of such fluctuations, however, is offset to the extent expenses of the Company's international operations are incurred and paid for in local currencies.

QUARTERLY RESULTS

   The following table contains selected unaudited consolidated financial results by quarter for 1998 and 1999. In management's opinion, this information reflects all adjustments (which consisted only of normal recurring adjustments) necessary to present the results fairly when read in conjunction with the Consolidated Financial Statements and related notes included elsewhere herein.

                                Fiscal 1998 Quarter Ended               Fiscal 1999 Quarter Ended
                          --------------------------------------- ---------------------------------------
                          January 31 April 30 July 31  October 31 January 31 April 30 July 31  October 31
                          ---------- -------- -------  ---------- ---------- -------- -------  ----------
                                              (in millions, except per share data)
Revenues................    $ 99.0    $102.4  $ 106.9    $112.5     $ 89.7    $ 86.7  $ 73.1     $ 66.2
Costs and expenses......      98.7     114.8    240.6     114.8       97.5      95.9   102.6       71.7
                            ------    ------  -------    ------     ------    ------  ------     ------
Operating income (loss).       0.3     (12.4)  (133.7)     (2.3)      (7.8)     (9.2)  (29.5)      (5.5)
Non-operating income
 (expense), net.........      (2.3)     (2.3)    (2.6)     (2.7)      (2.9)     (2.4)   (2.7)      (4.0)
Gain on sale of
 investment.............       --        --       --        --         2.8       --      --         --
                            ------    ------  -------    ------     ------    ------  ------     ------
Income (loss) before
 income taxes...........      (2.0)    (14.7)  (136.3)     (5.0)      (7.9)    (11.6)  (32.2)      (9.5)
Provision (benefit) for
 income taxes...........      (0.7)     (5.3)   (21.6)     (1.8)      (2.8)     (4.2)   34.0        --
                            ------    ------  -------    ------     ------    ------  ------     ------
Net income (loss).......      (1.3)     (9.4)  (114.7)     (3.2)      (5.1)     (7.4)  (66.2)      (9.5)
Preferred dividends.....       0.3       0.3      0.3       0.3        0.3       0.3     0.3        0.3
                            ------    ------  -------    ------     ------    ------  ------     ------
Net income (loss)
 available for common
 stockholders...........    $ (1.6)   $ (9.7) $(115.0)   $ (3.5)    $ (5.4)   $ (7.7) $(66.5)    $ (9.8)
                            ======    ======  =======    ======     ======    ======  ======     ======
Basic and diluted
 earnings (loss) per
 share of common stock..    $(0.15)   $(0.82) $ (9.66)   $(0.29)    $(0.45)   $(0.64) $(5.54)    $(0.82)
                            ======    ======  =======    ======     ======    ======  ======     ======

   The Company has experienced a seasonal pattern in its operating results, with the fourth quarter typically having the highest revenues and operating income. This factor, which the Company believes is common in the computer software industry, typically results in first quarter revenues in any year being lower than revenues in the immediately preceding fourth quarter. Due to weakness in the Company's markets in 1999, this seasonal pattern did not occur; however, it is expected that it will reoccur in the future. In addition, the Company's European operations generally provide lower revenues during the summer months as a result of the generally reduced economic activity in Europe during such time. This seasonal factor could materially adversely affect third quarter revenues.

   The Company has also historically recognized a substantial portion of its revenues from sales booked and shipped in the last month of a quarter. As a result, the magnitude of quarterly fluctuations in license fees may not become evident until late in a particular quarter. If sales forecasted from a specific customer for a particular quarter are not realized in that quarter, the Company is unlikely to be able to generate revenues from alternate sources in time to compensate for the shortfall. As a result, a lost or delayed sale could have a material adverse effect on the Company's quarterly operating results. To the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. The Company, historically, operated with little backlog because its products are generally shipped as orders are received. As a result, revenues from license fees in any quarter are substantially dependent on orders booked and shipped in that quarter.

   Based upon the factors described above, the Company believes that its quarterly revenues and operating results are likely to vary significantly in the future, that period-to-period comparison of its results of operations are not necessarily meaningful and that, as a result, such comparisons should not be relied upon as indications of future performance. Moreover, there can be no assurance that the Company's revenues will grow in future periods, at past rates or at all, or that the Company will be profitable on a quarterly or annual basis. In future periods, the Company's operating results may be below the expectations of stock market analysts and investors.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and equivalents at October 31, 1999 totaled $24.6 million, a decrease of $27.8 million when compared to October 31, 1998 cash and equivalents of $52.4 million. Cash usage was primarily due to operating losses, $14.5 million of payments related to the Company's 1998 and 1999 restructuring activities and $9.7 million of total interest paid semi-annually on the Company's convertible subordinated notes.

   Operating cash flows. In 1999 the Company used $49.5 million of cash for operating activities compared to positive cash generated from operations in 1998 and 1997 of $0.5 million and $9.6 million, respectively. The 1999 use of cash resulted primarily from the Company's net loss adjusted for net non-cash charges of $34.5 million, a decrease in accounts payable and other accrued liabilities of $33.5 million, a decrease in accrued commission and royalties and accrued compensation and related benefits of $15.0 million, offset by a decrease in accounts receivable of $35.5 million. The 1998 $0.5 million of positive operating cash generation was primarily due to a decrease in accounts receivable of $37.1 million and an increase in accounts payable and other accrued liabilities of $18.0 million offset by a net loss adjusted for non-cash charges and credits of $48.7 million. The 1997 $9.6 million of positive operating cash generation resulted primarily from net income adjusted for non-cash charges and credits of $48.5 million offset by an increase in accounts receivable of $42.9 million.

   Investing cash flows. Investing activities decreased cash and equivalents by $1.0 million in 1999, $28.1 million in 1998 and $49.7 million in 1997. The decrease in cash usage in 1999 and 1998 resulted from a reduction in capital expenditures as well as a reduction in the amount of software development costs capitalized. In 1999, the Company sold its minority interest in a German software company for $3.8 million.

   Financing cash flows. Financing activities increased cash and equivalents $23.0 million in 1999, decreased cash and equivalents in 1998 by $2.1 million, and increased cash and equivalents in 1997 by $86.5 million. In the fourth quarter of 1999, the Company closed a $41.0 million loan and security agreement under which it borrowed $26.0 million. The $26.0 million loan proceeds plus $ 1.1 million of cash generated from the Company's stock option and stock purchase plans offset by $1.3 million of dividend payments and $2.8 million of principal payments resulted in the net $23.0 million increase in 1999. In 1998, the Company's $3.4 million of principal payments under financing obligations plus $1.2 million of dividend payments was offset by $2.5 million of proceeds from the Company's stock option and stock purchase plans. In 1997, the Company completed three financing arrangements generating $160.0 million in cash ($12 million convertible subordinated debt, $10.0 million of redeemable preferred stock, and $138.0 million from a public sale of convertible debt) offset by the repayment of $72.4 million of existing debt ($46.4 million of Senior Bank Credit Facility and $26.0 million of Senior Notes ).

   On August 11, 1999 the Company closed a $41.0 million loan and security agreement with a group of lenders headed by Foothill Capital Corporation, a Wells Fargo Company. The agreement provided for a (i) maximum revolving loan of $30.0 million which initially included a term loan of $15.0 million ("Term Loan A"), (ii) a term loan of $8.5 million ("Term Loan B") and (iii) a term loan of $2.5 million ("Term Loan C"). On December 23, 1999 the Company closed the first amendment to the agreement, which provided for an additional term loan of $6.0 million ("Term Loan D"), accelerated the original maturity date of the loans from August 31, 2002 to June 30, 2000 and amended certain other provisions of the agreement. On January 28, 2000, the Company entered into a second amendment to the loan agreement which extended the maturity date of the loans from June 30, 2000 to November 1, 2000 and amended certain other provisions of the agreement.

   Borrowing availability under the $30.0 million revolving loan, after netting out Term Loan A, is based primarily on the Company's eligible United States, Canadian, and United Kingdom accounts receivable balances and may be limited by certain provisions in the agreement. The rate of interest charged on the revolving loan is 1% above the Prime Rate of Wells Fargo Bank. Outstanding letters of credit issued against the revolving loan at October 31, 1999 were $0.2 million.

   The Company has received proceeds of $32.0 million from Term Loans A, B, C, and D, $25.6 million of which was outstanding at October 31, 1999 and $31.6 million of which was outstanding at January 31, 2000. The proceeds were used to retire the Company's line of credit and to provide working capital for general corporate purposes. A $1.0 million Term Loan D fee was paid at the closing of the first amendment, and a $0.3 million amendment fee was added to the outstanding principal upon execution of the second amendment. A facility usage fee of 0.5% per month, which is added to the outstanding principal, is charged on Term Loans A, B, and C as of the first amendment date.

   Outstanding principal under Term Loan A (originally $15.0 million; $14.6 million as of October 31, 1999) was repaid monthly beginning October 1, 1999 until the first amendment date. The remaining principal is due at maturity, November 1, 2000. The rate of interest charged on Term Loan A is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company.

   Outstanding principal under Term Loan B ($8.5 million), Term Loan C ($2.5 million) and Term Loan D ($6.0 million) is due at maturity, November 1, 2000. Term Loan C is convertible, at the option of the lender, into common stock of the Company. The rate of interest charged on Term Loans B, C, and D is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company. A maturity fee of $0.9 million is due at maturity. Other fees that apply to the agreement include an unused line fee and a float fee based on collections.

   The loan agreement is secured by a first priority interest in substantially all of the Company's assets, including, but not limited to accounts receivable, general intangibles, and fixed assets.

   The loan agreement contains financial covenants including a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and a minimum level of recurring services and maintenance revenues. The Company was unable to maintain compliance with the EBITDA covenant for its quarter ended October 31, 1999 and received a waiver from October 31, 1999 through and including January 31, 2000.

OUTLOOK

   The Company's primary near-term cash needs consist of operating expenses, interest expense on its Term Loans, and interest expense on its Public Convertible Subordinated Notes. The Company's current business plan indicates that, based upon projected revenues, the Company will generate sufficient cash from operations, together with cash available under its revolving line of credit, to pay operating expenses and interest on its Term Loans and Public Convertible Subordinated Notes when due through the end of fiscal 2000. There can be no assurance, however, that the Company will generate the revenues projected in its current business plan, which was developed assuming a rebound in the market for ERP software and services and the Company's successful transition to an enterprise application solutions provider, or otherwise generate or obtain cash sufficient to make the $4.83 million interest payment on the Convertible Subordinated Notes due on March 15, 2000 and/or pay its operating expenses on a timely basis.

   The Company's loan and security agreement provides for a revolving line of credit, with borrowing availability based on eligible accounts receivable balances. However, Foothill Capital Corporation recently notified the Company that it currently is not permitted to borrow under the revolving line of credit until certain reporting issues are resolved to Foothill's satisfaction. Management expects to resolve these reporting issues soon. The Company does not anticipate a need to utilize the line of credit before mid-March at the earliest.

   The Company's loan and security agreement also requires the Company to obtain, by March 31, 2000, a letter of intent with respect to a strategic transaction that is acceptable to the lenders. As previously announced, the Company has been working since November, 1999 with the firm of Houlihan, Lokey, Howard and Zukin to identify and explore strategic business opportunities to address the Company's capital requirements. The process of soliciting interest in such a transaction is currently underway. The Company also has begun discussions with significant holders of its Public Convertible Subordinated Notes about the possibilty of restructuring that debt. There can be no assurance, however, that the Company will be able to deliver an acceptable letter of intent to its lenders by March 31, 2000, or that any strategic transaction or debt restructuring will be completed.

   The terms of the Company's Series A Preferred Stock currently provide for dividends of approximately $300,000 per quarter, with the next dividend payment date scheduled for February 29, 2000. In December, the Company and the holders of the Series A Preferred Stock agreed to amend the terms of the Series A Preferred Stock to allow the Company, with the consent of the holders, to pay dividends in additional shares of Series A Preferred Stock instead of cash. The holders agreed to accept additional shares as payment of the dividend payable on November 30, 1999, and the Company expects that they will agree to accept additional shares as payment of the dividend payable on February 29.

   The Company's Term Loans, which total approximately $31.6 million as of January 28, 2000 and are expected to reach approximately $33.4 million by the end of fiscal 2000, mature on November 1, 2000. The Company's $137.5 million of Public Convertible Subordinated Notes mature on September 15, 2002. If the Company is unable to complete a strategic transaction or debt restructuring or significantly increase its revenues and profitability, it may not have funds available or be able to refinance these debts as they mature.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for based on the use of the derivative and whether it is designated and qualifies for hedge accounting. The Company will be required to implement SFAS 133 for its fiscal year 2001. The Company believes that adoption of Statement 133 will not have a material impact on the Company's financial statements.

ITEM 7A. MARKET RISK

   Approximately 60% to 70% of the Company's business is conducted outside the United States in Europe/Middle East/Africa, Canada, Latin America, and Asia/Pacific. The majority of business operations are transacted in foreign currencies except for Latin America where most revenues are invoiced and paid in U.S. dollars. As a result, the Company has exposure to foreign exchange fluctuations. The Company is affected by both foreign currency translation and transaction adjustments. Translation adjustments result from the conversion of the foreign subsidiaries' balance sheets and income statements to U.S. dollars at year-end exchange rates and weighted average exchange rates, respectively. Translation adjustments resulting from this process are recorded directly into stockholders' equity. Transaction adjustments result from currency exchange movements when a foreign subsidiary transacts business in a currency that differs from its local currency. These transactions are recorded as gains or losses in the Company's income statement.

   The Company's foreign exchange exposure is minimized as the majority of the Company's foreign subsidiaries' business transactions are spread across approximately 20 different countries and currencies. This geographic diversity reduces the risk to the Company's operating results. Some foreign exchange exposure is mitigated as sales are predominately invoiced and paid in foreign currencies and offset by expenses which are also incurred and paid in the same currencies. Also, the Company performs periodic reviews of outstanding balances and settles intercompany accounts to minimize foreign exchange transaction gains and losses.

   The Company has minimal interest rate risk. The Company's $138.0 million public convertible subordinated notes 7% interest rate and long-term debt 15% interest rates are fixed and not subject to market fluctuations (see Note 1 of Notes to Consolidated Financial Statements related to fair value of financial instruments).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and schedule of the Company are annexed to this Report as pages F-2 through F-26. An index to such materials appears on page F-l.

ITEM 9. DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not Applicable.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item with respect to the directors of the Company is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission not later than February 28, 2000. Information regarding executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission not later than February 28, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission not later than February 28, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated by reference from the Company's definitive proxy statement, expected to be filed with the Commission not later than February 28, 2000.

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

     b. The Company filed two Form 8-Ks in the fiscal quarter ending October 31, 1999. On September 14, 1999, the Company issued a press release announcing the appointment of its new Chief Executive Officer and Chairman of the Board of Directors, Robert R. Carpenter. An 8-K addressing this press release was filed on September 20, 1999.

     An 8-K was filed on September 20, 1999 referencing the Company's August 17,1999 and September 7, 1999 press releases. On August 17, 1999 the Company issued a press release announcing that the Company's stockholders voted in favor of the Company's proposal to amend the Certificate of Incorporation to effect a 1 for 4 reverse stock split and approve the adoption of a new stock option plan. On September 7, the Company issued a press release announcing notification that the Nasdaq National Market had notified the Company on September 2, 1999, that the Company's common stock would be moved from the NASDAQ Market to the NASDAQ SmallCap Market effective on September 7, 1999.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          System Software Associates, Inc.

                                                 /s/ Joseph J. Skadra
                                          -------------------------------------
                                                    Joseph J. Skadra
                                                 VP Finance and Controller
January 31, 2000

   Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


    /s/ Robert R. Carpenter          Chief Executive Officer and    January 31, 2000
____________________________________  Chairman of the Board of
        Robert R. Carpenter           Directors (Principal
                                      Executive Officer)

      /s/ Joseph J. Skadra           VP Finance and Controller      January 31, 2000
____________________________________  (Principal Financial and
          Joseph J. Skadra            Accounting Officer)

    /s/ Andrew J. Filipowski         Director                       January 31, 2000
____________________________________
        Andrew J. Filipowski

      /s/ Douglas P. Smith           Director                       January 31, 2000
____________________________________
          Douglas P. Smith

                                     Director                       January 31, 2000
____________________________________
       William N. Weaver, Jr.

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                                                           Page
                                                                           ----
(1)Financial Statements:

  Independent Auditors' Report............................................  F-2

  Consolidated Balance Sheets as of October 31, 1999 and 1998.............  F-3

  Consolidated Statements of Operations for the years ended October 31,
   1999, 1998 and 1997....................................................  F-5

  Consolidated Statements of Comprehensive Income for the years ended
   October 31, 1999, 1998 and 1997........................................  F-6

  Consolidated Statements of Cash Flows for the years ended October 31,
   1999, 1998 and 1997....................................................  F-7

  Consolidated Statements of Changes in Stockholders' Equity for the years ended October 31, 1999, 1998 and 1997..................................  F-8

  Notes to Consolidated Financial Statements..............................  F-9

(2)Financial Statement Schedule:

  The following financial statement schedule is included herein:

  Schedule II--Valuation and Qualifying Accounts.......................... F-26

  All other financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
System Software Associates, Inc.

   We have audited the accompanying consolidated balance sheets of System Software Associates, Inc. and subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended October 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of System Software Associates, Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations, and cash flows for each of the years in the three-year period ended October 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

Chicago, Illinois
January 31, 2000

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                October 31,
                                                            -------------------
                          ASSETS                              1999      1998
                          ------                            --------- ---------
                                                               (in millions,
                                                            except share data)
Current Assets:
 Cash and equivalents...................................... $    24.6 $    52.4
 Accounts receivable, less allowance for doubtful accounts
  of $7.8 and $16.5........................................      99.1     144.4
 Deferred income taxes.....................................       4.4      31.2
 Prepaid expenses..........................................      18.0      23.1
 Other current assets......................................       6.8       4.5
                                                            --------- ---------
   Total current assets....................................     152.9     255.6
                                                            --------- ---------
Property and Equipment:
 Data processing equipment.................................      39.5      41.5
 Furniture and office equipment............................      14.6      16.3
 Leasehold improvements....................................       7.2       8.4
 Transportation equipment..................................       1.8       1.7
                                                            --------- ---------
                                                                 63.1      67.9
 Less--Accumulated depreciation and amortization...........      51.0      48.8
                                                            --------- ---------
   Total property and equipment............................      12.1      19.1
                                                            --------- ---------
Other Assets:
 Software costs, less accumulated amortization of $56.5
  and $42.9................................................      30.6      39.5
 Cost in excess of net assets of acquired businesses, less
  accumulated amortization of $8.9 and $13.0...............       8.1      21.1
 Deferred income taxes.....................................      17.6      16.6
 Investments in associated companies.......................       --        1.0
 Miscellaneous.............................................       8.7       7.9
                                                            --------- ---------
   Total other assets......................................      65.0      86.1
                                                            --------- ---------
     Total Assets.......................................... $   230.0 $   360.8
                                                            ========= =========


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                              October 31,
                                                           --------------------
           LIABILITIES AND STOCKHOLDERS' EQUITY              1999       1998
           ------------------------------------            ---------  ---------
                                                             (in millions,
                                                           except share data)
Current Liabilities:
 Accrued commissions and royalties........................ $    11.4  $   20.3
 Accounts payable and other accrued liabilities...........      46.1      77.9
 Accrued compensation and related benefits................      14.8      23.1
 Deferred revenue.........................................      34.9      44.3
                                                           ---------  --------
   Total current liabilities..............................     107.2     165.6
                                                           ---------  --------
Long-Term Obligations:
 Long-term debt...........................................      25.6       --
 Convertible subordinated notes...........................     137.5     137.3
 Other....................................................       3.9       4.6
                                                           ---------  --------
   Total long-term obligations............................     167.0     141.9
                                                           ---------  --------
Deferred Revenue..........................................      20.3      29.9
                                                           ---------  --------
Redeemable Series A Preferred Stock, $.01 par value,
 convertible, 10,000 shares issued and outstanding
 (liquidation preference of $10.0 million)................       9.1       9.3
                                                           ---------  --------
Stockholders' Equity:
 Preferred stock, $.01 par value, 100,000 shares
  authorized, 10,000 shares issued as Series A Preferred
  Stock...................................................       --        --
 Common stock, $.0033 par value, 62,500,000 shares
  authorized, 11,995,000 and 11,905,000 shares issued.....       --        --
 Capital in excess of par value...........................      75.4      72.7
 Retained earnings (deficit)..............................    (142.4)    (52.9)
 Accumulated other comprehensive income--cumulative
  translation adjustment..................................      (6.6)     (5.7)
                                                           ---------  --------
   Total stockholders equity (deficit)....................     (73.6)     14.1
Commitments and Contingencies (Note 15)
                                                           ---------  --------
   Total Liabilities and Stockholders' Equity............. $   230.0  $  360.8
                                                           =========  ========


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Year Ended October
                                                                31,
                                                       -----------------------
                                                        1999    1998     1997
                                                       ------  -------  ------
                                                       (in millions, except
                                                          per share data)
Revenues:
  License fees........................................ $105.1  $ 215.2  $303.0
  Client services and other...........................  210.6    205.6   127.5
                                                       ------  -------  ------
    Total revenues....................................  315.7    420.8   430.5
                                                       ------  -------  ------
Costs and Expenses:
  Cost of license fees................................   44.3     73.0    75.3
  Cost of client services and other...................  121.2    142.5    98.3
  Sales and marketing.................................   62.0     81.4    88.5
  Research and development............................   44.8     60.1    51.7
  General and administrative..........................   74.8     88.4    88.9
  Special charges.....................................    --       1.1     4.9
  Restructuring and other.............................   20.5    122.5     --
                                                       ------  -------  ------
    Total costs and expenses..........................  367.6    569.0   407.6
                                                       ------  -------  ------
Operating income (loss)...............................  (51.9)  (148.2)   22.9
Non-operating income (expense), net...................  (12.1)    (9.9)  (21.3)
Gain on sale of investment............................    2.8      --      --
                                                       ------  -------  ------
Income (loss) before income taxes.....................  (61.2)  (158.1)    1.6
Provision (benefit) for income taxes..................   27.0    (29.4)    0.6
                                                       ------  -------  ------
Net income (loss).....................................  (88.2)  (128.7)    1.0
Preferred dividends...................................    1.3      1.3     2.4
                                                       ------  -------  ------
Net income (loss) available for common stockholders... $(89.5) $(130.0) $ (1.4)
                                                       ======  =======  ======
Basic and diluted earnings (loss) per share of common
 stock................................................ $(7.46) $(11.21) $(0.13)
                                                       ======  =======  ======
Weighted average common shares outstanding............   12.0     11.6    10.7
                                                       ======  =======  ======


          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                         Year Ended October
                                                                31,
                                                        ----------------------
                                                         1999    1998    1997
                                                        ------  -------  -----
                                                           (in millions)
Net income (loss)...................................... $(88.2) $(128.7) $ 1.0
Change in cumulative translation adjustment............   (0.9)    (1.8)  (2.7)
                                                        ------  -------  -----
Comprehensive net income (loss)........................ $(89.1) $(130.5) $(1.7)
                                                        ======  =======  =====





          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended October 31,
                                                     --------------------------
                                                      1999      1998     1997
                                                     -------  --------  -------
                                                          (in millions)
Cash Flows From Operating Activities:
Net income (loss)..................................  $ (88.2) $ (128.7) $  1.0
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
Net assets written off due to restructuring and
 other.............................................     16.4      64.4     --
Depreciation and amortization of property and
 equipment.........................................      7.8       8.9     9.3
Amortization of other assets.......................     17.3      26.8    40.8
Provision for doubtful accounts....................      7.4      21.1     3.3
Gain on sale of investment.........................     (2.8)      --      --
Deferred tax valuation allowance...................     34.0       --      --
Deferred income taxes..............................     (8.2)    (33.4)   (3.1)
Deferred revenue...................................    (18.2)     (7.8)   (2.8)
Changes in operating assets and liabilities, net of
 acquisition:
  Accounts receivable..............................     35.5      37.1   (42.9)
  Prepaid expenses.................................      5.1       2.0    (3.3)
  Other current assets.............................     (5.4)      0.6     1.4
  Miscellaneous assets.............................     (1.7)     (0.7)    5.5
  Accrued commissions and royalties................     (8.4)     (5.6)   (0.2)
  Accounts payable and other accrued liabilities...    (33.5)     18.0    (1.0)
  Accrued compensation and related benefits........     (6.6)     (2.2)    1.6
                                                     -------  --------  ------
Net cash provided by (used in) operating
 activities........................................    (49.5)      0.5     9.6
                                                     -------  --------  ------
Cash Flows From Investing Activities:
(Sales) Purchases of property and equipment, net...      --       (2.9)   (4.9)
Software costs.....................................     (4.8)    (23.2)  (44.8)
Acquisition, net of cash acquired..................      --       (2.0)    --
Proceeds from sale of investment...................      3.8       --      --
                                                     -------  --------  ------
Net cash flows used in investing activities........     (1.0)    (28.1)  (49.7)
                                                     -------  --------  ------
Cash Flows From Financing Activities:
Proceeds from long-term debt.......................     26.0       --      --
Amount borrowed (repaid) under line of credit......      --        --    (46.4)
Repayment of Senior Notes Payable..................      --        --    (26.0)
Proceeds from issuance of convertible subordinated
 notes.............................................      --        --    150.0
Proceeds from issuance of Redeemable Series A
 Preferred Stock...................................      --        --     10.0
Principal payments under long-term debt............     (0.4)      --      --
Principal payments under other financing
 obligations.......................................     (2.4)     (3.4)   (2.7)
Proceeds from stock option and stock purchase
 plans.............................................      1.1       2.5     1.6
Dividends paid.....................................     (1.3)     (1.2)    --
                                                     -------  --------  ------
Net cash provided by (used in) financing
 activities........................................     23.0      (2.1)   86.5
                                                     -------  --------  ------
Effect of exchange rate changes on cash............     (0.3)     (1.2)   (1.2)
                                                     -------  --------  ------
Net increase (decrease) in cash and equivalents....    (27.8)    (30.9)   45.2
                                                     -------  --------  ------
Cash and equivalents:
Beginning of year..................................     52.4      83.3    38.1
                                                     -------  --------  ------
End of year........................................  $  24.6  $   52.4  $ 83.3
                                                     =======  ========  ======

          See accompanying Notes to Consolidated Financial Statements.

                        SYSTEM SOFTWARE ASSOCIATES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                          Common Stock   Capital in Retained   Cumulative  Total stockholders'
                          -------------- excess of  earnings   translation       equity
                          Shares  Amount par value  (deficit)  adjustment       (deficit)
                          ------  ------ ---------- ---------  ----------- -------------------
Balance October 31,
 1996...................   42.6    $0.1    $32.8    $   78.5     $ (1.2)         $ 110.2
Retroactive restatement
 for 1 for 4 reverse
 stock split............  (32.0)   (0.1)     0.1
Shares issued upon
 exercise of employee
 stock options..........    0.1              1.6                                     1.6
Tax benefit of stock
 options exercised......                     0.5                                     0.5
Foreign currency
 translation adjustment.                                           (2.7)            (2.7)
Dividends--Redeemable
 Series A Preferred
 Stock ($30.00 per
 share).................                                (0.2)                       (0.2)
Issuance of warrants....                     2.5                                     2.5
Beneficial conversion
 feature of convertible
 subordinated note......                     8.9                                     8.9
Beneficial conversion
 feature of Redeemable
 Series A Preferred
 Stock..................                     2.2        (2.2)                        --
Net income..............                                 1.0                         1.0
                          -----    ----    -----    --------     ------          -------
Balance October 31,
 1997...................   10.7    $--     $48.6    $   77.1     $ (3.9)         $ 121.8
                          -----    ----    -----    --------     ------          -------
Shares issued upon
 exercise of employee
 stock options and
 shares issued in
 employee stock purchase
 plans..................    0.1              2.5                                     2.5
Tax benefit of stock
 options exercised......                     0.2                                     0.2
Foreign currency
 translation adjustment.                                           (1.8)            (1.8)
Dividends--Redeemable
 Series A Preferred
 Stock ($30.00 per
 share).................                                (1.3)                       (1.3)
Issuance of warrants....                     3.5                                     3.5
Shares issued in
 business combination...    0.2              5.9                                     5.9
Conversion of $12
 million private
 convertible
 subordinated note to
 common stock...........    0.9             12.0                                    12.0
Net loss................                              (128.7)                     (128.7)
                          -----    ----    -----    --------     ------          -------
Balance October 31,
 1998...................   11.9    $--     $72.7    $  (52.9)    $ (5.7)         $  14.1
                          -----    ----    -----    --------     ------          -------
Shares issued upon
 exercise of employee
 stock options and
 shares issued in
 employee stock purchase
 plans..................    0.1              1.1                                     1.1
Foreign currency
 translation adjustment.                                           (0.9)            (0.9)
Dividends--Redeemable
 Series A Preferred
 Stock ($30.00 per
 share).................                                (1.3)                       (1.3)
Repricing of warrants...                     1.3                                     1.3
Beneficial conversion
 feature of long-term
 debt...................                     0.3                                     0.3
Net loss................                               (88.2)                      (88.2)
                          -----    ----    -----    --------     ------          -------
Balance October 31,
 1999...................   12.0    $--     $75.4    $ (142.4)    $ (6.6)         $ (73.6)
                          =====    ====    =====    ========     ======          =======

          See accompanying Notes to Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--Operations and Significant Accounting Policies:

 Nature of operations

   System Software Associates, Inc. (the "Company" or "SSA") is a global systems solution provider and developer of enterprise resource planning ("ERP") software for companies ranging in size from $50 million to multibillion dollar global 100 corporations. The Company provides customers with a comprehensive ERP system and services as well as third-party "best of breed" products that include customer relationship management ("CRM"), supply chain management ("SCM"), business intelligence ("BI") and E-commerce solutions, which are designed to address its customers' enterprise application ("EA") requirements. Application software revenues are derived from the Company's sales of its proprietary ERP software, BPCS (Business Planning and Control System), one of the most widely implemented ERP systems in the world, and other third-party software applications. Service revenues are derived by providing implementation, integration, software modification and customization, customer-specific application development, training and consulting services. The Company markets, sells and services its application solutions on a global basis from its 33 offices as well as through over 100 independent services provider offices (the "Affiliates") located throughout the world. In conjunction with its "best of breed" strategy, SSA has entered into a variety of strategic alliances. Selected SSA alliance partners include i2 Technologies, iWorks, Manugistics, Trilogy Development Corporation, Business Objects, IBM and Hewlett-Packard.

 Principles of consolidation

   The consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Reclassifications

   Certain amounts in the consolidated financial statements have been reclassified to conform to the 1999 presentation.

 Foreign currency translation

   The functional currencies for substantially all of the Company's foreign subsidiaries are their local currencies. The foreign subsidiaries' balance sheets are translated at the year end rates of exchange and their results of operations are translated at the weighted average rates of exchange for the year. Translation adjustments resulting from this process are recorded directly in stockholders' equity and will be included in the determination of net income (loss) only upon sale or liquidation of the subsidiaries, which is not contemplated at this time. Foreign exchange transaction gains (losses) aggregating $(1.2) million, $2.7 million and $0.6 million are included in general and administrative expenses for 1999, 1998, and 1997, respectively.

 Revenue recognition

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

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

 Property and equipment

   Property and equipment are stated at cost. Depreciation is computed using various methods over the estimated useful lives of the related assets which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the assets or related leases. Gains or losses resulting from sales or retirements are recorded as incurred, at which time related costs and accumulated depreciation are removed from the accounts. Maintenance and repairs are charged to expense as incurred. Depreciation and amortization of property and equipment was $7.8 million, $8.9 million and $9.3 million in 1999, 1998, and 1997, respectively.

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

                                                                   October 31,
                                                                   ------------
                                                                   1999   1998
                                                                   -----  -----
                                                                       (in
                                                                    millions)
      Purchased software.......................................... $10.6  $10.6
      Internally developed software...............................  76.5   71.8
                                                                   -----  -----
                                                                    87.1   82.4
      Less--Accumulated amortization.............................. (56.5) (42.9)
                                                                   -----  -----
      Net capitalized software costs.............................. $30.6  $39.5
                                                                   =====  =====

   Amortization of capitalized software costs charged to cost of license fees aggregated $13.6 million, $22.5 million, and $28.2 million during 1999, 1998, and 1997, respectively.

 Research and development

   Research and development expenses, principally the design and development of software products (exclusive of costs capitalized under SFAS No. 86), are expensed as incurred.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Cost in excess of net assets of acquired businesses

   The excess of cost over the fair value of the net identifiable assets of acquired businesses is amortized on a straight-line basis, typically over a seven-year period. Amortization expense was $2.8 million, $4.1 million and $3.1 million in 1999, 1998, and 1997, respectively.

 Fair value of financial instruments

   The fair value of cash and equivalents, receivables, accounts payable and accrued expenses approximates their carrying values. The fair value of public convertible subordinated notes using the last Nasdaq quoted market price on October 25, 1999 is $44.2 million. It was not practical to determine the fair value of Redeemable Series A Preferred Stock and long-term debt at October 31, 1999 as there are no quoted market prices for these instruments.

 Stock-based compensation

   The Company utilizes the intrinsic value based method of accounting for its stock-based compensation agreements.

 Earnings per share

   During fiscal year 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS No. 128) "Earnings per Share." In accordance with SFAS 128, basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive potential common shares could consist of employee stock options, warrants or convertible securities using the treasury stock method of computation. All earnings per share amounts for all periods presented have been restated to conform to SFAS 128 requirements. The loss per share for 1999, 1998 and 1997 has been computed using only the weighted average number of shares outstanding.

   Shares issuable from securities that could potentially dilute basic earnings per share in the future that were not included in the computation earnings per share were as follows:

                                                                    Year Ended
                                                                   October 31,
                                                                  --------------
                                                                  1999 1998 1997
                                                                  ---- ---- ----
                                                                  (in millions)
      Stock options.............................................. 1.0  0.7  0.7
      Warrants................................................... 0.9  0.9  0.5
      Convertible securities..................................... 3.4  2.1  3.0
                                                                  ---  ---  ---
                                                                  5.3  3.7  4.2
                                                                  ===  ===  ===

   In August 17, 1999, the Company's stockholders approved a proposal to amend the Certificate of Incorporation to effect a 1 for 4 reserve stock split of the Company's outstanding common stock, effective September 2, 1999. All common stock share and per share data has been restated to reflect the split.

 Use of estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Statements of cash flows

   For purposes of reporting cash flows, the Company considers highly liquid investments with an original maturity of three months or less to be cash equivalents. Interest income which is included in the Company's Consolidated Statements of Operations in non-operating income (expense), net aggregated $0.8 million, $2.2 million and $1.3 million during 1999, 1998 and 1997, respectively. Supplemental information is as follows:

                                                                 Year Ended
                                                                 October 31,
                                                              -----------------
                                                              1999  1998  1997
                                                              ----- ----- -----
                                                                (in millions)
      Non-cash investing and financing activities:
        Leases capitalized..................................  $ 0.9 $ 0.8 $ 1.7
        Repricing of financial advisory and preferred stock
         warrants...........................................  $ 1.3 $ --  $ --
        Shares issued in business combination...............  $ --  $ 5.9 $ --
        Issuance of common stock purchase warrants..........  $ --  $ 3.5 $ 2.5
        Beneficial conversion feature on issuance of long-
         term debt..........................................  $ 0.3 $ --  $ --
        Beneficial conversion features on issuance of note
         and preferred stock................................  $ --  $ --  $11.1
        Conversion of private convertible subordinated note.  $ --  $12.0 $ --
      Cash paid during the period for:
        Interest............................................  $10.8 $10.8 $ 8.0
        Income taxes........................................  $ 6.0 $ 6.4 $ 2.4

NOTE 2--Business Combinations:

   The Company has periodically expanded its global coverage and strengthened its product offerings through various acquisitions. These transactions typically involved the Company acquiring a majority interest or additional interest in an existing independent Affiliate.

   During 1999 and 1997 the Company had no acquisitions. During 1998 the Company acquired the remaining 81% of SSA Acclaim for $8.0 million resulting in $7.7 million of goodwill. The Acclaim acquisition was accounted for under the purchase method and, accordingly, resulted in allocation of the purchase price to the net assets acquired based upon their estimated fair values as of the acquisition date. The accompanying consolidated statements of operations reflect the results of operations of the acquired company since the acquisition date. Proforma results of operations are not presented as the acquisition was not significant.

NOTE 3--Investments In Associated Companies:

   In the first quarter of 1999, the Company sold its 25% ownership in CS Controlling Software Systeme for $3.8 million. The sale resulted in a $2.8 million gain which was recorded in the Company's Consolidated Statement of Operations in gain on sale of investment.

NOTE 4--Restructuring and other charge:

   In the third quarter ended July 31, 1999, the Company announced a restructuring and other charge of $22.8 million. This restructuring was a part of a series of actions aimed at completing the Company's transition to a portfolio solutions provider. The charge includes severance, reduction of office space in the United States and Canada, assets and equipment leases related to workforce and office space reductions, and a write-down of goodwill and assets relating to partnerships no longer essential to the Company's new solutions strategy. The

                       SYSTEM SOFTWARE ASSOCIATES, INC.

workforce reduction represents approximately 320 employees or 16% of June 30, 1999 world-wide employees. The realignment and reorganization of the Company affected all functional areas: field sales, services and support operations, marketing, research and development and general and administrative. Restructuring costs incurred in 1999 were $19.1 million. The following table summarizes the significant components of the restructuring reserve at October 31, 1999.

                         Restructuring Costs Incurred                Balance
                           and Other   Non-    Cash               at October 31,
                            Charge     Cash  Payments Adjustments      1999
                         ------------- ----- -------- ----------- --------------
                                              (in millions)
Severance and benefits..    $  1.5     $ --    $1.7      $0.2          $--
Write-down of assets....      16.0      16.0    --        --            --
Office space............       3.8       --     0.4      (0.2)          3.2
Equipment Rent..........       1.5       --     1.0       --            0.5
                            ------     -----   ----      ----          ----
                            $ 22.8     $16.0   $3.1      $--           $3.7
                            ======     =====   ====      ====          ====

   The company expects to pay $1.5 million of restructuring costs in fiscal 2000 and the remaining $2.2 million in fiscal 2001.

   The Company announced a restructuring and other charge of $122.5 million in the third quarter ended July 31, 1998. The Company decided that it would no longer add additional functionality or performance to four BPCS application software versions. The restructuring charge includes a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space affecting North America, Latin America, Europe and Asia/Pacific and severance benefits for approximately 300 employees. The reduction in workforce represents approximately 12% of June 30, 1998 worldwide employees and affected all functional areas and employee groups within the Company. The other charge represents $2.5 million in payments under termination agreements with former executives of the Company and $0.8 million in future rentals for leased equipment which would no longer be used as a result of the restructuring plan. Restructuring costs incurred in 1998 and 1999 totaled $83.5 million and $31.6 million, respectively. The following table summarizes the significant components of the restructuring reserve at October 31, 1999.

                              Year ended October 31, 1998           Year ended October 31, 1999
                         -------------------------------------- ------------------------------------
                         Restructuring Costs Incurred           Costs Incurred
                           and Other   Non-    Cash   Remaining Non--   Cash               Remaining
                            Charge     Cash  Payments  Balance  Cash  Payments Adjustments  Balance
                         ------------- ----- -------- --------- ----- -------- ----------- ---------
                                                       ( in millions)
Severance and benefits..    $   7.6    $ --   $ 5.8     $ 1.8   $ --   $ 0.7      $(1.1)     $--
Write-down of assets....       65.1     64.4    --        0.7     0.3    --        (0.4)      --
Office space............       11.1      --     2.7       8.4     --     2.6       (3.3)      2.5
Warranty................       35.4      5.2    2.2      28.0    19.9    8.0        2.5       2.6
Other...................        3.3      --     3.2       0.1     --     0.1        --        --
                            -------    -----  -----     -----   -----  -----      -----      ----
                            $ 122.5    $69.6  $13.9     $39.0   $20.2  $11.4      $(2.3)     $5.1
                            =======    =====  =====     =====   =====  =====      =====      ====

   Adjustments between categories were made to reflect the Company's current assessment of the category balances at October 31, 1999. In October 1999, the Company decreased restructuring and other expense by $2.3 million, adjusting the remaining restructuring reserve at October 31, 1999 down to balances expected to be incurred. The Company expects to incur $4.3 million of restructuring costs in fiscal 2000 and the remaining $0.8 million in fiscal 2001.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 5--Current Liabilities:

   Accrued commissions and royalties and accounts payable and other accrued liabilities are comprised of the following:

                                                                     Year Ended
                                                                     October 31,
                                                                     -----------
                                                                     1999  1998
                                                                     ----- -----
                                                                         (in
                                                                      millions)
      Accounts payable.............................................. $18.8 $29.7
      Accrued commissions...........................................   8.5  18.1
      Accrued royalties.............................................   2.9   2.2
      Accrued warranty..............................................   1.9   3.2
      Accrued expenses..............................................  18.9  21.5
      Restructuring payable.........................................   4.4  21.3
      Other.........................................................   2.1   2.2
                                                                     ----- -----
                                                                     $57.5 $98.2
                                                                     ===== =====

NOTE 6--Line of Credit:

   On March 25, 1999, the Company secured a $5.0 million committed revolving line of credit and a $10.0 million uncommitted revolving line of credit. Borrowings under the agreements bore interest at the prime or LIBOR rate. During 1999 the Company had borrowed and repaid amounts under the line of credit agreement and on August 11, 1999 the line of credit was retired with proceeds from the $41.0 million loan and security agreement (see note 7).

NOTE 7--Long-Term Obligations:

   Long-term obligations consist of the following:

                                                                   October 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                  (in millions)
      Long-term debt............................................. $ 25.6 $  --
      Public convertible subordinated notes......................  137.5  137.3
      Restructuring and other payable............................    8.8   39.0
      Obligations under capital leases...........................    2.1    1.7
                                                                  ------ ------
                                                                   174.0  178.0
      Less--Current portions.....................................    7.0   36.1
                                                                  ------ ------
          Total long-term obligations............................ $167.0 $141.9
                                                                  ====== ======

                       SYSTEM SOFTWARE ASSOCIATES, INC.

 Long-term Debt

   On August 11, 1999 the Company closed a $41.0 million loan and security agreement with a group of lenders headed by Foothill Capital Corporation, a Wells Fargo Company. The agreement provided for (i) a maximum revolving loan of $30.0 million which initially included a term loan of $15.0 million ("Term Loan A"), (ii) a term loan of $8.5 million ("Term Loan B") and (iii) a term loan of $2.5 million ("Term Loan C"). On December 23, 1999 the Company closed the first amendment to the agreement, which provided for an additional term loan of $6.0 million ("Term Loan D"), accelerated the original maturity date of the loans from August 31, 2002 to June 30, 2000 and amended certain other provisions of the agreement. On January 28, 2000, the Company entered into a second amendment to the loan agreement which extended the maturity date of the loans from June 30, 2000 to November 1, 2000 and amended certain other provisions of the agreement.

   Borrowing availability under the $30.0 million revolving loan, after netting out Term Loan A, is based primarily on the Company's eligible United States, Canadian, and United Kingdom accounts receivable balances and may be limited by certain provisions in the agreement. The rate of interest charged on the revolving loan is 1% above the Prime Rate of Wells Fargo Bank. Outstanding letters of credit issued against the revolving loan at October 31, 1999 were $0.2 million.

   The Company has received proceeds of $32.0 million from Term Loans A, B, C, and D, $25.6 million of which was outstanding at October 31, 1999 and $31.6 million of which was outstanding at January 31, 2000. The proceeds were used to retire the Company's line of credit (see Note 6) and to provide working capital for general corporate purposes. A $1.0 million Term Loan D fee was paid at the closing of the first amendment, and a $0.3 million amendment fee was added to the outstanding principal upon execution of the second amendment. A facility usage fee of 0.5% per month, which is added to the outstanding principal, is charged on Term Loans A, B, and C as of the first amendment date.

   Outstanding principal under Term Loan A (originally $15.0 million; $14.6 million as of October 31, 1999) was repaid monthly beginning October 1, 1999 until the first amendment date. The remaining principal is due at maturity, November 1, 2000. The rate of interest charged on Term Loan A is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company.

   Outstanding principal under Term Loan B ($8.5 million), Term Loan C ($2.5 million) and Term Loan D ($6.0 million) is due at maturity, November 1, 2000. Term Loan C is convertible, at the option of the lender, into common stock of the Company. The rate of interest charged on Term Loans B, C, and D is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company. A maturity fee of $0.9 million is due at maturity. Other fees that apply to the agreement include an unused line fee and a float fee based on collections.

   The loan agreement is secured by a first priority interest in substantially all of the Company's assets, including, but not limited to accounts receivable, general intangibles, and fixed assets.

   The Company's loan and security agreement requires the Company to obtain, by March 31, 2000, a letter of intent with respect to a strategic transaction that is acceptable to the lenders. The loan agreement also contains financial covenants including a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and a minimum level of recurring services and maintenance revenues. The Company was unable to maintain compliance with the EBITDA covenant for its quarter ended October 31, 1999 and received a waiver from October 31, 1999 through and including January 31, 2000.

 Public Convertible Subordinated Notes

   On September 12, 1997, the Company issued $138.0 million principal amount of convertible subordinated notes due September 15, 2002 bearing interest at 7% (the "Public Notes"). Interest is scheduled to be paid March 15 and September 15 of each year, commencing March 15, 1998. The Public Notes are subordinated to all existing and future indebtedness of the Company.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

   The Public Notes are convertible at the holders' option at any time into shares of common stock of the Company at $72.24 per share, subject to adjustments in certain events. The Public Notes are redeemable at the option of the Company after September 20, 2000 in whole, or in part at any time (103.5% beginning September 20, 2000 and 101.75% from September 20, 2001 and thereafter) plus accrued and unpaid interest. In the event that a change in control occurs, each holder of a Public Note may require the Company to repurchase all or a portion of such holder's Public Notes at a price equal to 100% of the principal amount thereof plus accrued and unpaid interest to the purchase date.

 Restructuring and Other Payable

   At October 31, 1999, the $8.8 million restructuring and other payable balance represents the unused charges from the 1998 and 1999 restructuring and other charge. The Company expects to use approximately $5.8 million of the balance during 2000 and the remaining $3.0 million in 2001. At October 31, 1998, the $39.0 million restructuring and other payable balance represented the unused charges from the third quarter 1998 restructuring and other charge (see Note 4).

 Capital Lease Obligations

   Capital lease obligations represent the present value of future payments under leases for transportation and data processing equipment. The recorded cost of these assets aggregated $7.7 million and $6.6 million at October 31, 1999 and 1998, respectively; accumulated amortization thereon aggregated $5.8 million and $4.5 million, respectively. Amortization of assets under capital leases is included in depreciation and amortization expense.

   The following is a schedule of future minimum lease payments under capital lease obligations, together with the present value of minimum lease payments at October 31, 1999:

      Year Ending October 31, (in millions)                               Amount
      -------------------------------------                               ------
      2000...............................................................  $1.5
      2001...............................................................   0.6
      2002...............................................................   0.2
                                                                           ----
      Total minimum lease payments.......................................   2.3
      Less--Amount representing interest.................................   0.2
                                                                           ----
      Present value of minimum lease payments............................   2.1
                                                                           ----
      Less--Current maturities...........................................   1.2
                                                                           ----
                                                                           $0.9
                                                                           ====

   Interest expense which is included in the Company's Consolidated Statements of Operations in non-operating income (expense), net was $11.7 million, $10.7 million and $9.3 million during 1999, 1998 and 1997, respectively.

NOTE 8--Income Taxes:


   Deferred income taxes arise from temporary differences between the income tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

   Pretax income (loss) from continuing operations was taxed in the following jurisdictions:

                                                          Year Ended October
                                                                 31,
                                                         ----------------------
                                                          1999     1998    1997
                                                         -------  -------  ----
                                                            (in millions)
      Domestic.......................................... $ (49.0) $(153.0) $4.0
      Foreign...........................................   (12.2)    (5.1) (2.4)
                                                         -------  -------  ----
                                                         $(61.2)  $(158.1) $1.6
                                                         =======  =======  ====

                        SYSTEM SOFTWARE ASSOCIATES, INC.

   The provision for income taxes consists of the following:

                                                            Year Ended October
                                                                   31,
                                                            -------------------
                                                            1999   1998   1997
                                                            ----- ------  -----
                                                              (in millions)
      Current:
        Federal............................................ $ --  $  --   $ 1.6
        State..............................................   --     --     --
        Foreign............................................   1.2    4.0    2.1
                                                            ----- ------  -----
                                                            $ 1.2 $  4.0  $ 3.7
                                                            ----- ------  -----
      Deferred:
        Federal............................................ $23.0 $(31.4) $(2.9)
        State..............................................   2.8   (2.0)  (0.2)
        Foreign............................................   --     --     --
                                                            ----- ------  -----
                                                             25.8  (33.4)  (3.1)
                                                            ----- ------  -----
                                                            $27.0 $(29.4) $ 0.6
                                                            ===== ======  =====

   In addition to taxes incurred on foreign operations, the Company is subject to and includes foreign taxes on net remittances from foreign Affiliates as a component in its provision for foreign income taxes. A reconciliation of taxes based on the federal statutory rate and the Company's actual provision is as follows:

                                                           Year Ended October
                                                                  31,
                                                           --------------------
                                                            1999    1998   1997
                                                           ------  ------  ----
                                                             (in millions)
      Income tax at the federal statutory rate............ $(21.4) $(55.4) $0.5
      State income taxes, net of federal benefit..........   (0.6)   (2.2)  0.2
      Foreign operating losses............................    5.5     5.8   2.9
      Research and development tax credit.................    --     (0.8) (1.0)
      Meals and entertainment.............................    0.3     0.6   0.7
      Restructuring expense with no tax benefit...........    --     20.7   --
      Net operating loss with no tax benefit..............    7.3     --    --
      Write-down of deferred tax asset....................   34.0     --    --
      Other, net..........................................    1.9     1.9  (2.7)
                                                           ------  ------  ----
                                                            $27.0  $(29.4) $0.6
                                                           ======  ======  ====

                       SYSTEM SOFTWARE ASSOCIATES, INC.

   The net deferred tax balance is comprised of (asset) liability:

                                                                 Year Ended
                                                                 October 31,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
                                                                (in millions)
      Revenue (net of commissions) recognized for tax purposes
       in advance of financial reporting......................  $ (6.3) $ (6.2)
      Capitalization of software costs for financial reporting
       purposes...............................................    29.5    32.5
      Provision for doubtful accounts.........................    (1.4)   (4.6)
      Rent expense for financial reporting purposes...........    (0.6)   (0.8)
      Expense recognized for financial reporting purposes in
       advance of tax.........................................   (11.9)  (17.1)
      Deferred gain...........................................    (1.6)   (1.6)
      Domestic credit carryforwards...........................    (1.4)   (1.4)
      Foreign carryforwards...................................   (17.2)  (15.6)
      Foreign tax credit carryforwards........................   (11.0)  (11.0)
      Research and development credit carryforwards...........    (4.4)   (4.4)
      Domestic net operating loss carryforwards...............   (57.1)  (35.5)
      Valuation allowance.....................................    64.3    20.7
      Other, net..............................................    (2.9)   (2.8)
                                                                ------  ------
                                                                $(22.0) $(47.8)
                                                                ======  ======

   At October 31, 1999, the Company has approximately $43.1 million of foreign net operating loss carryforwards, $151.5 million of domestic net operating loss carryforwards, and $11.0 million of foreign tax credit carryforwards and $5.8 million of domestic tax credit carryforwards. At October 31, 1999 and October 31, 1998, the Company recorded valuation allowances related to these items of $64.3 million and $20.7 million, respectively. The Company recognizes certain deferred tax assets based upon Management's assessment that these assets will "more likely than not" be recognized in the future in accordance with SFAS 109, "Accounting for Income Taxes". This assessment is based primarily on estimates of future operating results.

   Of the $43.1 million of foreign net operating loss carryforwards, $15.4 million expire in varying amounts through the fiscal year ending October 31, 2006, and $27.7 million may be carried forward indefinitely. Of the $151.5 million of domestic net operating loss carryforwards, $31.0 million expire on October 31, 2011, $9.0 million expire on October 31, 2012, $54.1 million expire on October 31, 2018, and $57.4 million expire on October 31, 2019. The $11.0 million of foreign tax credit carryforwards expire in varying amounts through the fiscal year ending on October 31, 2001. Of the $5.8 million of domestic tax credit carryforwards, $1.4 million expire in varying amounts through the fiscal year ending on October 31, 2002, and $4.4 million expire in varying amounts through October 31, 2013.

   During 1999, 1998, and 1997 certain employees disposed of shares acquired through the exercise of stock options that allowed the Company to record additional compensation expense for tax purposes measured as the difference between the fair value of the stock and the option price at the date of exercise. The aggregate tax benefit to the Company of $ 0.0 million, $0.2 million, and $0.5 million, respectively, has been credited to capital in excess of par value.

NOTE 9--Redeemable Series A Preferred Stock:

   On August 29, 1997, the Company issued 10,000 shares of Series A Preferred Stock and 150,000 common stock purchase warrants to a private investor for $10.0 million. The shares of Series A Preferred Stock have an initial liquidation preference of $1,000 per share, increasing to $3,500 per share on or after the earliest of (i) August 22, 2003, (ii) a change in control and
(iii) certain bankruptcy events (such event, a "Trigger Event")

                       SYSTEM SOFTWARE ASSOCIATES, INC.

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

   Each share of Series A Preferred Stock is convertible at the holder's option at any time into 20.1 shares of Common Stock (subject to proportional and broad-based weighted average anti-dilution).

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

   For so long as at least 2,500 shares of Series A Preferred Stock are outstanding, the Company must comply with various financial covenants and restrictions on mergers, consolidations, sales of assets, liens, payment of dividends and other distributions to, and redemptions of, other classes of equity and limitations on the issuance of additional debt (other than the Public Convertible Subordinated Notes, up to $51.0 million (as amended) in additional senior indebtedness and certain other exceptions).

   As a result of the third quarter 1999 and 1998 restructuring and other charge of $22.8 million and $122.5 million, respectively, the Company did not comply with the fixed charge coverage ratio and debt to capital ratio covenants from October 31, 1998 forward. The Company received a waiver from its preferred stockholder on November 19, 1998, waiving compliance for October 31, 1998, and January 31, 1999. This waiver was extended through July 31, 1999. On August 11, 1999, the preferred stockholder agreement was amended to replace existing financial covenants with a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and minimum services and maintenance revenues. At October 31, 1999, the Company did not meet the EBITDA financial covenant. The Company obtained a waiver on November 30, 1999. The Company was in compliance with all other covenants at October 31, 1999. In addition, the preferred stockholder has agreed to waive compliance with the EBITDA financial covenant for the Company's fiscal quarter ending January 31, 2000.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 10--Common Stock Purchase Warrants:

   In January 1998, in consideration of certain long-term financial advisory services, the Company agreed to sell to a financial advisor for a nominal amount warrants to purchase from the Company up to 331,250 shares of Common Stock (the "Financial Advisor Warrants"). The Financial Advisor Warrants are initially exercisable at $38.75 per share, the fair market value at the date of the issuance and may be exercised at any time or from time to time within a ten year period, commencing on the warrant issue date. The fair value of the warrants of $2.8 million was recorded as an increase to capital in excess of par value and other assets and is being amortized over three years, the term of the advisory services to be rendered. In August 1999, the Company amended the common stock purchase warrant agreement to modify the warrant exercise price. The warrants are now exercisable at $7.20 per share. An additional value of $0.9 million was recorded as an increase to capital in excess of par value and other assets and is being amortized over the term of the advisory services agreement. The fair value of the original warrants of $2.8 million continues to be amortized over the original three year period.

   In January 1998, the Company settled a lawsuit. As part of the settlement the Company issued warrants to purchase an aggregate of 75,000 shares of the Company's Common Stock, which warrants are exercisable at $38.75 per share, the fair market value at the settlement date. The fair value of the warrants of $0.7 million was recorded as an increase to capital in excess of par value and a special charge.

   On March 4, 1997, the Company issued 193,750 shares of common stock purchase warrants ("Warrants") as part of amendments to the Company's Line of Credit and Senior Notes payable agreements. The Warrants are initially exercisable at $41.28 per share and may be exercised for five years from the date of issuance. The fair value of the warrants of $0.9 million was recorded as an increase to capital in excess of par value and other current assets and was amortized over the term of the amendments.

   On August 29, 1997, the Company issued 150,000 shares of common stock purchase warrants (the "Private Warrants") to a private investor in connection with the Company's issuance of Redeemable Series A Preferred Stock. Each holder of a Private Warrant is entitled to purchase shares of Common Stock at an exercise price equal to $60.50 per share, the fair market value at the date of issuance of the warrants. The Private Warrants are exercisable at any time until August 22, 2007. The fair value of the warrants of $0.8 million was recorded as an increase to capital in excess of par value and a decrease to Redeemable Series A Preferred Stock which is being accreted as preferred dividends over six years beginning on the date of issuance. In August 1999, the Company amended the common stock purchase warrant agreement to modify the warrant exercise price. The warrants are now exercisable at $7.20 per share. An additional value of $0.4 million was recorded as an increase to capital in excess of par value and a decrease to Redeemable Series A Preferred Stock which is being accreted as preferred dividends over the remaining six years of the original warrants. The fair value of the original warrants of $0.8 million continues to be accreted over the original six year period.

   In consideration for services performed, during 1997, to arrange the Public Convertible Subordinated Notes financing, the Company agreed to sell to a financial advisor for a nominal amount warrants to purchase from the Company up to 166,113 shares of Common Stock (the "Representative's Warrants"). The Representative's Warrants are initially exercisable at $72.24 per share and may be exercised for a period of five years commencing on the first anniversary of the issuance of such warrants. The fair value of the warrants of $0.9 million was recorded as an increase to capital in excess of par value and a decrease to the Public Convertible Subordinated Notes as the warrants represent the cost of raising capital. The fair value of the warrants is being accreted as interest expense over five years beginning on the date of issuance.

   The fair value of all warrants (including amended warrants) was calculated using the Black Scholes valuation model.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

NOTE 11--Common Stock:

   On August 17, 1999, the Company's stockholders approved a proposal to amend the Certificate of Incorporation to effect a 1 for 4 reverse stock split of the Company's outstanding common stock, effective September 2, 1999. All common stock share and per share data has been restated to reflect the split.

NOTE 12--Stock Options:

   The Company has certain stock option plans and a long-term incentive plan under which options to purchase shares of the Company's common stock, stock appreciation rights, restricted stock, and cash awards may be granted to key employees and non-employees of the Company and its Affiliates. In August 1999, the shareholders approved a new stock option plan. The aggregate number of shares available for grant under the plan are 1,000,000 provided an aggregate number of common shares granted to one key employee may not exceed 200,000 in any one calendar year. The shares under the plan are subject to adjustment for stock splits, stock dividends or other adjustments. In April 1997, shareholders approved an amendment to the long-term incentive plan, increasing the aggregate number of common shares to be available for grant to 1,125,000, from a previous aggregate of 450,000, provided the aggregate number of common shares which may be granted in any one calendar year, to any one key employee, shall not exceed 50,000 shares. Options become exercisable in varying periods and are priced by the Board of Directors, but may not be less than 50% of the fair market value of the shares at the date of grant. All options granted during 1999, 1998, and 1997 were granted at fair market value.

   The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation cost for the Company's stock option plans been determined consistent with FASB Statement of Financial Accounting Standards No. 123 ("FAS123"), the Company's net income
(loss) available to common stockholders and earnings (loss) per share of common stock would have been reduced to the pro forma amounts indicated below:

                                                        1999     1998    1997
                                                       ------- -------- -------
                                                       (in millions except per
                                                             share data)
Net income (loss) available for common
 stockholders............................. As Reported $(89.5) $(130.0) $ (1.4)
                                           Pro Forma   $(91.0) $(132.2) $ (4.0)
Basic and diluted earnings (loss) per
 share of common stock.................... As Reported $(7.46) $(11.21) $(0.13)
                                           Pro Forma   $(7.58) $(11.36) $(0.36)

   Under the stock option plans, the exercise price of each option equals the market price of the Company's common stock on the date of grant. For purposes of calculating the compensation cost consistent with FAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 1999: risk free interest rate of 5.0%; expected life of 3.0 years; expected volatility of 53%; and no dividends are expected to be paid. The weighted-average assumptions used in fiscal 1998 are as follows: risk free interest rate of 5.0%; expected life of 4.5 years; expected volatility of 53%; and no dividends expected to be paid. The weighted-average assumptions used in fiscal 1997 are as follows: risk free interest rate of 6.3%; expected life of
5.5 years; expected volatility of 53%; and no dividends expected to be paid.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

   The following is a summary of 1999, 1998 and 1997 stock option activity:

                            Available                          Weighted Average
                            for grant  Unexercised Exercisable  Exercise Price
                            ---------  ----------- ----------- ----------------
Balance, October 31, 1996..   106,270    523,107     150,990        $32.16
                            ---------   --------    --------        ------
Authorized.................   675,000
Granted....................  (776,392)   776,392                     25.44
Becoming exercisable.......                          100,920         17.08
Cancelled..................   498,824   (498,824)    (26,572)        38.68
Exercised..................              (72,674)    (72,675)        23.08
                            ---------   --------    --------        ------
Balance, October 31, 1997..   503,702    728,001     152,663         22.00
                            ---------   --------    --------        ------
Granted....................  (347,378)   347,378                     25.32
Becoming exercisable.......                          133,425         21.60
Cancelled..................   253,187   (253,187)    (23,026)        24.92
Exercised..................              (81,262)    (81,262)        15.88
                            ---------   --------    --------        ------
Balance, October 31, 1998..   409,511    740,930     181,800         23.36
                            ---------   --------    --------        ------
Granted....................  (751,750)   751,750                     12.72
Becoming exercisable.......                          233,060         17.99
Cancelled..................   490,871   (490,871)   (106,691)        20.47
Exercised..................              (17,752)    (10,259)        18.39
Shares available under new
 stock option plan......... 1,000,000                                  --
                            ---------   --------    --------        ------
Balance, October 31, 1999.. 1,148,632    984,057     297,910        $16.63
                            =========   ========    ========        ======

   The weighted-average fair values of options granted during 1999, 1998 and 1997 are $4.56, $9.20, and $13.84, respectively.

   The following table summarizes information about the stock options outstanding as of October 31, 1999:

                                Options Outstanding        Options Exercisable
                           ------------------------------ ---------------------
                                      Weighted
                                       Average
                                      Remaining  Weighted            Weighted
                                     Contractual Average              Average
                           Number of    Life     Exercise Number of Exercisable
Range of Exercise Prices    Options    (Years)    Price    Options     Price
------------------------   --------- ----------- -------- --------- -----------
$4 to 6...................  275,625      9.8       $ 6      50,000      $ 4
$7 to 19..................  333,145      7.1        16     170,493       18
$20 to 31.................  324,937      8.9        23      58,467       25
$32 to 60.................   50,350      8.3        40      18,950       39
                            -------      ---       ---     -------      ---
$4 to 60..................  984,057      8.5       $17     297,910      $18
                            =======      ===       ===     =======      ===

   During 1998 rights under the Company's former stockholder rights plan expired. On February 1, 1999, the Board of Directors approved the adoption of a new Stockholder Rights Plan. The plan is designed to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Company declared a distribution of one right for each share of common stock outstanding (effected as a stock dividend) to stockholders of record as of February 12, 1999, and generally to shares issuable under the Company's stock option plans. Each right entitles the registered holder to purchase from the Company one share of common stock at a purchase price of $200. Each right is exercisable ten days after the acquisition of 20% or more of the Company's voting stock, or the commencement of a tender or exchange offer under which the offeror would own 30% or more of the Company's stock.

                       SYSTEM SOFTWARE ASSOCIATES, INC.

   In the event of a proposed takeover satisfying certain additional conditions, the rights could be exercised by all holders other than the takeover bidder at an exercise price of half of the current market price of the Company's common stock. This would have the effect of significantly diluting the holdings of the takeover bidder. These rights expire on February 10, 2009.

NOTE 13--Employee Stock Purchase Plans:

   On October 1, 1997 the Company established Qualified and Non-Qualified Employee Stock Purchase Plans ("Stock Purchase Plans") for all eligible U.S. employees. On April 17, 1998, participation in the Stock Purchase Plan was extended to all eligible UK employees. During 1999, the Company extended participation to all eligible Australian and Canadian employees. An aggregate of 0.5 million shares of the Company's common stock (subject to adjustments for stock splits, dividends or other relevant changes in the Company's capitalization) may be sold pursuant to the Stock Purchase Plans. The Stock Purchase Plans enable employees to purchase, through payroll deductions, the Company's common stock at a price equal to the lower of 85% of the market value on the first day of each month or the market value on the purchase date. During 1999, the Company issued 66,038 shares under this plan.

NOTE 14--Business Segments:

   In fiscal 1999, the Company adopted FAS 131, which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic information and major customers.

   The Company has identified license fees and client services as its reportable operating segments. The Company does not identify or allocate depreciation expense, interest income and expense, or taxes to operating segments. The Other segment column includes corporate expenses which are not allocated to the reportable segments. Information on reportable segments for the years ended October 1999, 1998 and 1997 is as follows:

                                              License  Client
                                               Fees   Services  Other    Total
                                              ------- -------- -------  -------
                                                       (in millions)
Year Ended October 31, 1999
  Revenues................................... $105.1   $210.6  $   --   $ 315.7
  Cost of license fees.......................   44.3      --       --      44.3
  Cost of client services and other..........    --     121.2      --     121.2
  Sales and marketing........................    7.5      2.6     51.9     62.0
  Research and development...................    --       --      44.8     44.8
  General and administrative.................    --       --      74.8     74.8
  Other......................................    --       --      20.5     20.5
  Operating income (loss)....................   53.3     86.8   (192.0)   (51.9)
  Accounts receivable, net...................   49.8     48.5      0.8     99.1

Year Ended October 31, 1998
  Revenues................................... $215.2   $205.6  $   --   $ 420.8
  Cost of license fees.......................   73.0      --       --      73.0
  Cost of client services and other..........    --     142.5      --     142.5
  Sales and marketing........................   16.2      --      65.2     81.4
  Research and development...................    --       --      60.1     60.1
  General and administrative.................    --       --      88.4     88.4
  Other......................................    --       --     123.6    123.6
  Operating income (loss)....................  126.0     63.1   (337.3)  (148.2)
  Accounts receivable, net...................   96.1     47.8      0.5    144.4

                       SYSTEM SOFTWARE ASSOCIATES, INC.

                                               License  Client
                                                Fees   Services  Other   Total
                                               ------- -------- -------  ------
                                                        (in millions)
Year Ended October 31, 1997
  Revenues.................................... $303.0   $127.5  $   --   $430.5
  Cost of license fees........................   75.3      --       --     75.3
  Cost of client services and other...........    --      98.3      --     98.3
  Sales and marketing.........................   26.0      --      62.5    88.5
  Research and development....................    --       --      51.7    51.7
  General and administrative..................    --       --      88.9    88.9
  Other.......................................    --       --       4.9     4.9
  Operating income (loss).....................  201.7     29.2   (208.0)   22.9
  Accounts receivable, net....................  164.9     33.4      --    198.3

   The Company allocates revenue based on the location of the country where the license is installed or service is delivered. Information as to the Company's operations in different geographic areas is as follows:

                                        Year Ended October,
                    -----------------------------------------------------------
                           1999                1998                1997
                    ------------------- ------------------- -------------------
                             Long Lived          Long Lived          Long Lived
                    Revenues   Assets   Revenues   Assets   Revenues   Assets
                    -------- ---------- -------- ---------- -------- ----------
                                           (in millions)
United States......  $ 89.4    $ 3.2     $129.9    $ 5.8     $148.4    $ 9.5
United Kingdom.....    52.9      2.7       70.9      3.6       32.7      4.3
Rest of world......   173.4      6.2      220.0      9.7      249.4     11.3
                     ------    -----     ------    -----     ------    -----
                     $315.7    $12.1     $420.8    $19.1     $430.5    $25.1
                     ======    =====     ======    =====     ======    =====

   No single customer accounted for 10% or more of the consolidated revenues of the Company in fiscal 1999, 1998 or 1997.

NOTE 15--Commitments and Contingencies:

   The Company leases its office space and certain equipment under noncancelable operating leases that expire at various dates through 2015. Rent expense under such leases aggregated approximately $20.5 million, $24.4 million, and $28.1 million during 1999, 1998, and 1997, respectively. Minimum annual rental commitments under noncancelable operating leases for periods subsequent to October 31, 1999 are as follows: $19.1 million in 2000, $13.7 million in 2001, $10.0 million in 2002, $8.8 million in 2003, $8.0 million in 2004 and $38.7 million in 2005 and thereafter. Annual sublease rental income commitments for periods subsequent to
October 31, 1999 are as follows: $0.6 million in 2000, $0.4 million in 2001, $0.4 million in 2002, $0.4 million in 2003, $0.4 million in 2004 and $0.5 million in 2005 and thereafter.

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

   The Company has filed a motion to dismiss in the Federal action, arguing that the claims in Federal court have already been settled in state court and are barred by the doctrine of res judicata. That motion is pending.

   The Company has been the subject of an ongoing private investigation being conducted by the Securities and Exchange Commission ("the Commission"). This investigation began in October 1995, and primarily relates to revenue recognition issues. The Staff of the Enforcement Division has advised the Company that it has tentatively concluded that in 1994 through 1997 the Company improperly recognized revenue on software contracts for UNIX based software products, and in 1995 and 1996, the Company improperly recognized revenue on software reseller contracts, and in so doing violated Securities Exchange Act of 1934 Section 10(b), Securities Act of 1933 Section 17(a), and other provisions of the federal securities laws. Although the Company believes there are meritorious defenses in connection with these issues, the Company, at this time, is unable to predict the outcome of the investigation or the discussions between the Company and the Staff or, in the event the Commission brings a proceeding, the likely outcome or consequences to the Company of the proceeding. There can be no assurance that any actions taken by the Commission may not have a material adverse effect on the business, financial condition or results of operations of the Company.

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

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in Millions)

                                       Additions   Deductions--
                          Balance at    charged     write-offs
                         beginning of to costs and  and other   Balance at end
                            period      expenses   adjustments    of period
                         ------------ ------------ ------------ --------------
Allowance for doubtful
 accounts
  Year ended October 31,
   1999.................    $16.5        $ 7.4        $(16.1)       $ 7.8
  Year ended October 31,
   1998.................    $16.5        $21.1        $(21.1)       $16.5
  Year ended October 31,
   1997.................    $16.5        $ 3.3        $ (3.3)       $16.5

Warranty reserve
  Year ended October 31,
   1999.................    $ 3.2        $  --        $ (1.3)       $ 1.9
  Year ended October 31,
   1998.................    $ 9.2        $ 7.6        $(13.6)       $ 3.2
  Year ended October 31,
   1997.................    $ 8.5        $10.3        $ (9.6)       $ 9.2

                               INDEX TO EXHIBITS

  Exhibit
    No.                             Description                            Page
  -------                           -----------                            ----

  3.1      Certificate of Incorporation, as amended to date.............    (1)
  3.2      Amendment to Certificate of Incorporation, June 6, 1997......    (2)
  3.3      By-Laws, as amended to date..................................    (3)
  3.4      Certificate of Designations for Series A Preferred Stock.....    (2)
  3.5      Amendment to Certificate of Incorporation, August 30, 1999...   (11)
  4.1      Form of Indenture between the Company and Harris Trust and
           Savings Bank, as Trustee.....................................    (2)
  4.2      Form of Note (included in Exhibit 4.1).......................
  4.3      Rights Agreement dated February 11, 1999.....................   (12)
 10.8      Incentive Stock Option Plan..................................    (4)
 10.12     Office Lease Northwestern Atrium Center, Chicago, Illinois,
           dated July 1, 1987 (the "Chicago Lease").....................    (2)
 10.15     Non-Qualified Stock Option Plan..............................    (5)
 10.16     SSA Incentive Savings Plan effective May 1, 1986 as amended
           and restated November 1, 1988................................    (6)
 10.24     Agreement dated August 27, 1990 between the Registrant and
           Ameritech Information Systems, Inc. ("Ameritech")............    (7)
 10.25     Letter Agreement dated August 27, 1990 among the Registrant,
           Ameritech and Northwestern Atrium Center Associates L.P......    (7)
 10.31     Long-Term Incentive Plan.....................................    (8)
 10.45     Amendment to Long Term Incentive Plan........................   (10)
 10.46     Agreement dated July 10, 1998 between the Registrant and
           Roger Covey..................................................   (14)
 10.47     Amendment and Restated Employment Agreement dated October 16,
           1998 between the Registrant and William M. Stuek.............   (14)
 10.49     Loan And Security Agreement By And Among The Registrant, its
           Subsidiaries, the Financial Institutions that are identified therein and Foothill Capital Corporation, as amended
           ("Foothill Loan Agreement")..................................   (13)
 10.50     Employment Agreement between the Registrant and Robert R.
           Carpenter, dated September 13, 1999..........................
 10.51     Settlement Agreement and General Release between the
           Registrant and William M. Stuek, dated September 14, 1999....
 10.52     Employment Agreement between the Registrant and Charles
           Biebighauser dated December 8, 1999..........................
 10.53     Employment Agreement between the Registrant and Joseph. J.
           Skadra dated August 27, 1998.................................

  Exhibit
    No.                              Description                            Page
  -------                            -----------                            ----

 10.54     Amended and Restated Securities Purchase Agreement between the
           Registration and H&Q SSA Investors L.P. ("H&Q Investors
           Agreement")...................................................    (2)
 10.55     Amendment No. 1 to H&Q Investors Agreement....................   (13)
 10.56     Amendment No. 2 to H&Q Investors Agreement....................   (13)
 10.57     Amendment No. 2 to Foothill Loan Agreement....................
 21.1      Subsidiaries of the Registrant................................
 23.2      Consent of KPMG LLP, Independent Auditors.....................
 27        Financial Data Schedule.......................................

--------
(1) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1987.
(2) Incorporated by reference from the Registrant's Form S-3 Registration Statement effective September 8, 1997 (File No. 333-31271).
(3) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1989.
(4) Incorporated by reference from the Registrant's Form S-1 Registration Statement effective February 12, 1987 (File No. 33-10920).
(5) Incorporated by reference from the Registrant's Form S-8 Registration Statement filed on October 4, 1988 (File No. 33-24516).
(6) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1988.
(7) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1990.
(8) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1991.
(9) Incorporated by reference from the Registrant's Form 10-K Annual Report for the fiscal year ended October 31, 1994.
(10) Incorporated by reference from the Registrant's definitive Proxy Statement filed on March 13, 1998.
(11) Incorporated by reference from the Registrant's definitive Proxy Statement filed on July 2, 1999.
(12) Incorporated by reference from the Registrant's Current Report on Form 8-K filed February 18, 1999.
(13) Incorporated by reference from the Registrant's Current Report on Form 8-K filed January 7, 2000.