Form 10-K/A
period 1999-10-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 2000-02-28
CIK 808207

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A



(MARK ONE)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
          For the fiscal year ended October 31, 1999
                  OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
      For the transition period from            to

                        COMMISSION FILE NUMBER 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      DELAWARE                                          36-3144515
      --------                                          ----------
  (STATE OR OTHER JURISDICTION                          (IRS EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NUMBER)

   500 W. MADISON, 32ND FLOOR
     CHICAGO, ILLINOIS  60661
     ---------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE
     OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 258-6000

     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                  7% Convertible Subordinated Notes, due 2002

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

     ROBERT R. CARPENTER, age 45, was appointed Chief Executive Officer and Chairman of the Board of Directors on September 15, 1999. He was a private technology investor from 1998 until joining the Company. From 1997 to 1998, Mr. Carpenter served as President and Chief Executive Officer of Origin Americas, a subsidiary of Philips B.V. From 1994 to 1997, he was Senior Vice President NCR Worldwide Service for AT&T Corporation where he had worldwide responsibility for NCR's services business. Mr. Carpenter holds a M.B.A. from Northwestern University Kellogg Graduate School of Management, a M.A. in Foreign Affairs from the University of Virginia and a B.A. degree from Depauw University.

     DOUGLAS P. SMITH, age 48, has been a Director of the Company since March 1998. Mr. Smith is a Managing Director of Chase H&Q, a division of Chase Securities Inc., formerly Hambrecht & Quist LLC ("H&Q LLC"), the Company's financial advisor. He previously served as an Advisory Director of H&Q LLC. Prior to joining H&Q LLC in 1997, he was the Chief Financial Officer and Head of Strategy for ComputerVision Corporation. He also acted in senior executive capacities with Prime Computer and Penn Central Corporation. He holds an M.A. in International Economics from Northeastern University and a B.A. in Economics from Union College.

     WILLIAM N. WEAVER, JR., age 65, has been a Director of the Company since December 1986 and its Assistant Secretary since March 1985. Mr. Weaver is a member of the law firm of Sachnoff & Weaver, Ltd., an Illinois professional corporation ("S&W"), which is counsel to the Company. Mr. Weaver has practiced law in the State of Illinois since 1964 and serves as a director of USFreightways Corporation, as well as several privately-held corporations. He holds an A.B. degree from Oberlin College and a J.D. from John Marshall Law School.

The Company's executive officers are appointed by and serve at the discretion of the Board of Directors. All Directors hold such office until the next annual meeting of the stockholders or until their successors are duly elected and qualified.

               COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and holders of 10% or more of the Company's Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership on the SEC's Forms 3, 4 and 5. Based solely on its review of the copies of such forms it has received, the Company believes that all of its officers, directors and greater than ten percent beneficial owners complied with all the filing requirements applicable to them with respect to transactions during fiscal 1999.

ITEM 11.

                            MANAGEMENT COMPENSATION

     The table below discloses the compensation awarded by the Company during the Company's last three fiscal years to any person who served as Chief Executive Officer during fiscal 1999 and to each person who served as an executive officer during fiscal 1999 (the "Named Executive Officers"). All share amounts and per share prices in this Report give effect to the 1 for 4 reverse stock split of the Company's Common Stock that was effected September 2, 1999:

Summary Compensation Table

                                                                                    Long-term
                                                                                  Compensation
                                                       Annual Compensation           Awards
                                        ----------------------------------------------------------
                                                                                   Securities
                                                                   Other annual    Underlying     All Other
                                 Fiscal    Salary       Bonus      Compensation     Options      Compensation
Name and Principal Position       Year      ($)          ($)           ($)            (#)            ($)
-------------------------------------------------------------------------------------------------------------
Robert R. Carpenter,               1999    68,181       600,000           -       1,000,000           70(2)
Chairman of the Board and
Chief Executive Officer (1)

Joseph J. Skadra,                  1999   250,000        82,500           -           8,750          420(2)
Vice President Finance and         1998   246,917        76,900           -          10,000          398(2)
Controller (3)                     1997   237,000        57,000           -               -          431(2)

Lorraine H. Fenton,                1999   300,000        80,000      87,638  (5)     25,000          504(2)
Vice President, Research and
Development (4)

William M. Stuek,                  1999   437,500             -           -               -       63,270(7)
Former Chairman of the Board       1998   416,666     1,950,000           -         360,000          700(2)
and Chief Executive Officer (6)

Lawrence A. Zimmerman,             1999   242,115        88,125      84,743  (9)     12,500          420(2)
Former Executive Vice              1998   154,545        87,500      44,515 (10)     50,000          252(2)
President and Chief Financial
Officer (8)


(1) Mr. Carpenter was appointed Chief Executive Officer and Chairman of the Board of Directors on September 15, 1999. Mr. Carpenter's salary of $68,181 was paid for the period from September 15, 1999 to October 31, 1999.
(2) Represents the dollar value of insurance premiums paid by the Company during the covered fiscal year with respect to term life insurance for the benefit of the Name Executive Officer.

(3) Mr. Skadra served as the Company's Vice President and Chief Financial Officer through April 29, 1998. Mr. Skadra is the Company's principal financial and accounting officer.
(4) Ms. Fenton was appointed Vice President, Research and Development on November 18, 1998. She had served as Vice President-Development since July 1, 1998.
(5) Of the $87,638, $59,479 represents reimbursement of housing expenses and $28,159 represents reimbursement of travel expenses.
(6) Mr. Stuek resigned as Chairman of the Board and Chief Executive Officer on September 15, 1999.
(7) Of the $63,270, $62,500 represents amounts paid pursuant to Mr. Stuek's severance agreement and $770 represents the dollar value of insurance premiums paid by the Company during fiscal 1999 with respect to term life insurance for the benefit of Mr. Stuek.
(8) Mr. Zimmerman resigned as Executive Vice President and Chief Financial Officer on August 9, 1999.
(9) Of the $84,743, $63,097 represents reimbursement of housing expenses and $21,646 represents reimbursement of travel expenses.
(10) Of the $44,515, $31,457 represents reimbursement of housing expenses and $13,058 represents reimbursement of travel expenses.

Option Grants in Fiscal 1999

The following table provides further information on individual stock option grants made in fiscal 1999 to the Named Executive Officers.

                       Individual Grants
                     -------------------------------------------------------

                                         % of Total
                          Number of       Options
                            Shares       Granted To                               Potential Realizable Value at
                          Underlying     Employees    Exercise                          Assumed Annual Rates of
                       Options Granted   in Fiscal     Price     Expiration        Stock Price Appreciation (1)
Name                         (#)            1999      ($/Sh.)       Date               5% ($)           10% ($)
---------------------------------------------------------------------------------------------------------------
Robert R. Carpenter       800,000 (2)      47.0%         4.00      9/12/09          2,012,463         5,099,976
                          200,000 (3)      11.8%        10.00      9/12/09                  -            74,994

Joseph J. Skadra            2,500 (4)          *        22.00     12/16/08             34,589            87,656
                            6,250 (5)          *         6.00      8/26/09             23,584            59,765

Lorraine H. Fenton         25,000 (6)       1.5%       11.752      4/13/09            184,769           468,242

William M. Stuek                -           N.A.          N.A.         N.A.               N.A.              N.A.

Lawrence A. Zimmerman      12,500 (7)          *       11.752      3/17/09             92,385           234,121

*Less than 1%
-------------

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

(2) Options granted become exercisable as follows: 200,000 on the grant date of 9/13/99 and 150,000 on 9/13/2000, 9/13/2001, 9/13/2002 and 9/13/2003.

(3)  Options granted become exercisable on September 13, 2003.

(4) Options granted become exercisable ratably on the first four anniversaries of the grant date of 12/16/98.

(5) Options granted become exercisable ratably on the first two anniversaries of the grant date of 8/26/99.

(6) Options granted become exercisable as follows: 5,000 on the grant date of 4/13/99 and 5,000 on 4/13/2000, 4/13/2001, 4/13/2002 and 4/13/2003.

(7) Options granted become exercisable as follows: 2,500 on the grant date of 3/17/99 and 2,500 on 3/17/2000, 3/17/2001, 3/17/2002 and 3/17/2003.

October 31, 1999 Option Values

     The following table provides information on the value of Named Executive Officers' unexercised stock options as of October 31, 1999. There were no option exercises in fiscal 1999 by such officers.

                                          Number of Shares Underlying
                                             Unexercised Options at                          Value of Unexercised
                                              October 31, 1999 (#)                         In-the-Money Options at
                                              --------------------                           October 31, 1999 ($)
Name                               Exercisable                 Unexercisable           Exercisable         Unexercisable
----                               -----------------------------------------           ---------------------------------
Robert R. Carpenter                      200,000                  800,000                     -                    -
Joseph J. Skadra                           7,374                   16,676                     -                    -
Lorraine H. Fenton                        20,000                   42,500                     -                    -
William M. Stuek                         152,687                        -                     -                    -
Lawrence A. Zimmerman                          -                        -                     -                    -

Compensation Committee Interlocks and Insider Participation

     During fiscal 1999, the Compensation Committee of the Board of Directors consisted of Casey G. Cowell, Douglas P. Smith and William N. Weaver, Jr. until May 1999, and thereafter consisted of Douglas P. Smith and William N. Weaver, Jr. None of these persons was a current or former officer or employee of the Company or any of its subsidiaries. Mr. Smith is a Managing Director of Chase H&Q, a division of Chase Securities Inc., which acts as financial advisor to the Company; Mr. Weaver is a member of S&W, which provides legal services to the Company. See "Certain Relationships and Related Transactions."

Compensation of Directors

     The Company does not pay directors any cash consideration for serving on the Board of Directors. In recognition of their continued board service, the Board of Directors on August 19, 1998, adopted a resolution pursuant to which all non-employee directors were awarded a discretionary option under the Company's existing stock option plan to purchase 7,500 shares, exercisable at the fair market value of the Company's stock on the date of grant, such option to become exercisable in equal portions on the first and second anniversaries of the grant date.

     In consideration of this and earlier option grants, S&W agreed to waive its fees for Mr. Weaver's time expended attending meetings of the Board of Directors and committees. Accordingly, neither Mr. Weaver nor S&W received any cash compensation in consideration of Mr. Weaver's services as a director in fiscal 1999.

Employment Contracts

     Robert R. Carpenter entered into an Employment Agreement in connection with his initial hiring on September 13, 1999, and was appointed the Company's Chief

Executive Officer on September 15, 1999. The terms of his employment include the following: a term of four years; a base annual salary of $500,000; an engagement bonus of $600,000; a targeted bonus of up to $1,000,000 for the fiscal year ending October 31, 2000 based upon the attainment of certain operating income targets; an annual incentive bonus for fiscal years after October 31, 2000 of up to $500,000; reimbursement of all reasonable and approved business expenses in connection with his employment; and options to purchase 1,000,000 shares of Common Stock which options generally vest over a period of 4 years (subject to acceleration upon the occurrence of certain events). The Employment Agreement also contains certain protective covenants regarding confidential information that Mr. Carpenter may acquire through his association with the Company.

     William M. Stuek, the Company's former Chairman of the Board and Chief Executive Officer, resigned his positions effective September 15, 1999 and entered into an agreement with the Company as of September 14, 1999 pursuant to which the Company will continue to pay Mr. Stuek his annual base salary of $500,000 through September 15, 2001 in consideration for his release of any and all claims he may have against the Company for compensation or otherwise. The agreement further provides, as additional consideration, for the modification of the terms of certain options granted to Mr. Stuek pursuant to his employment agreement with the Company and contains certain protective covenant regarding confidential information that Mr. Stuek acquired through his association with the Company.

     Joseph J. Skadra, the Company's Vice President Finance and Controller, entered into an Employment Agreement with the Company on August 27, 1998. The terms of his employment include the following: a base salary of $250,000 annually; an annual bonus of up to $100,000 based on achievement of specified organizational and management objectives; and options to purchase 7,500 shares of Common Stock. Mr. Skadra also has a confidentiality agreement with the Company which is to apply throughout Mr. Skadra's employment and for a period of one year thereafter.

     Lorraine H. Fenton, the Company's Vice President Research and Development, entered into an Employment Agreement with the Company on August 7, 1998. The terms of this employment included the following: a base salary of $300,000 annually; an annual bonus of up to $100,000 based on achievement of specified organizational and personal management objectives; reimbursement of all reasonable and approved business expenses in connection with her employment; and options to purchase 37,500 shares of Common Stock. The Employment Agreement also contains certain protective covenants regarding confidential information that Ms. Fenton may acquire through her association with the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Principal Holders and Management

     The following table sets forth information as of December 31, 1999, with respect to the beneficial ownership of the Company's outstanding Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, and as of February 21, 2000, with respect to each director, each current executive officer, each executive officer discussed under "Management Compensation" above, and all the directors and officers as a group.

Name and Address                                         Amount and Nature of
of Beneficial Owner                                      Beneficial Ownership                 Percent of Class(1)
-------------------                                      --------------------                 -------------------
Roger E. Covey.........................................      1,540,312(2)                            12.81
  2225 N. Lakewood
  Chicago, IL 60614

Hambrecht & Quist California...........................        933,413(3)                             7.76
  One Bush Street
  San Francisco, CA 94104

Gardner Lewis Asset Management, L.P....................        882,171(4)                             7.33
  285 Wilmington, W. Chester Pike
  Chadds Ford, PA 19317

Tudor Investment Corporation...........................        732,745(5)                             6.09
  600 Steamboat Road
  Greenwich, CT 06830

Putnam Investments, Inc................................        677,348(6)                             5.63
  One Post Office Square
  Boston, MA 02109

Robert R. Carpenter....................................        200,000(7)                             1.64
William M. Stuek.......................................        165,145(7)(8)                          1.35
William N. Weaver, Jr..................................         84,613(9)                               *
Lorraine H. Fenton.....................................         25,000(7)                               *
Joseph J. Skadra.......................................          8,749(7)                               *
Douglas P. Smith.......................................              0(10)                              *
Lawrence A. Zimmerman..................................              0                                  *
All Officers and Directors as a Group                          318,362(7)(9)(10)                      2.58
  (five persons).......................................

--------
* Less than 1%.
(1) Percentage of class based on the 12,028,415 shares of Common Stock outstanding on February 21, 2000 and is determined by assuming the exercise of options that are held by such persons (but not those held by any other person) which are exercisable within 60 days of February 21, 2000. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to the shares shown as beneficially owned, except as otherwise indicated.

(2) According to a statement by Roger Covey, he does not personally own any shares of the Company's Common Stock but is the beneficial owner of 1,390,312 shares held of record by the Xerxes Trust and 150,000 shares held of record by the Tang Research Foundation, of which Mr. Covey is a Director.

(3) Hambrecht & Quist California ("H&Q"), an indirect wholly-owned subsidiary of The Chase Manhattan Corporation, has shared dispositive and voting power over all listed shares. Such shares are issuable upon conversion of shares of the Company's Series A Preferred Stock held of record by H&Q SSA Investors, L.P. and the exercise of certain warrants held of record by Chase Securities Inc.. Mr. Smith is a Managing Director of Chase H&Q, a division of Chase Securities Inc., and as such may have beneficial ownership of the listed shares. See note (10) below.

(4) According to a Report on the SEC's Schedule 13G, as of December 31, 1999, Gardner Lewis Asset Management, L.P. has sole dispositive power for all 882,171 listed shares and exercises sole voting power over 828,760 shares and shared voting power over 4,465 of such shares.

(5) According to a Report on the SEC's Schedule 13G, as of December 31, 1999, Tudor Investment Corporation ("TIC") shares dispositive and voting power over 732,745 shares. The 13G Report indicates that TIC is the financial advisor to four entities which also share dispositive and voting power over the total of 732,745 shares; however, none of the four entities by itself is a beneficial owner of more than 5% of SSA's Common Stock.

(6) According to a Report on the SEC's Schedule 13G, as of December 31, 1998, Putnam Investments, Inc. ("PI") had shared voting power over 208,704 shares and shared dispositive power over 677,348 shares. Two registered investment advisors wholly owned by PI beneficially owned shares of SSA's Common
     Stock: Putnam Investment Management, Inc. beneficially owned 182,096 shares and The Putnam Advisory Company, Inc. beneficially owned 495,251 shares. PI beneficially owns the SSA shares beneficially owned by its two subsidiaries.

(7) Includes unissued shares of Company's Common Stock, subject to options exercisable within 60 days of February 21, 2000, as follows: Mr. Carpenter 200,000; Mr. Stuek 152,687; Ms. Fenton 25,000; and Mr. Skadra 8,749.

(8) Includes 12,458 shares of the Company's Common Stock issuable upon conversion of 7% Convertible Notes held by Mr. Stuek.

(9) Includes 21,413 unissued shares of the Company's Common Stock, subject to a currently exercisable option held by Sachnoff & Weaver, Ltd., of which Mr. Weaver is a member. Mr. Weaver disclaims beneficial ownership of all but his allocated portion of the shares covered by the option.

(10) Mr. Smith's share holdings as indicated in the table exclude: (i) 361,050 shares issuable upon the conversion of shares of Series A Preferred Stock or upon the exercise of Common Stock purchase warrants, all held by H&Q SSA Investors, L.P., an entity of which Mr. Smith is a limited partner and of whose general partner, Chase H&Q, a division of Chase Securities Inc., Mr. Smith is a Managing Director; and (ii) 572,363 shares issuable upon the exercise of certain warrants held by Chase Securities Inc.

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

     Douglas P. Smith, a member of the Board of the Directors, is a Managing Director of Chase H&Q, a division of Chase Securities Inc, formerly Hambrecht & Quist LLC. Chase H&Q has acted and continues to act as a financial advisor to the Company with regard to certain business matters of the Company and has received fees and warrants to purchase the Company's Common Stock for its services rendered in connection therewith.

     Joseph J. Skadra, the Company's Vice President Finance and Controller, has borrowed funds from the Company commencing July 10, 1996. Amounts borrowed are represented by a promissory note, and bear interest at 8.25% per annum. Mr. Skadra borrowed the amounts for personal reasons. As of February 21, 2000, the amount owing, including accrued interest, is $253,891, which constitutes the largest amount which has been outstanding under such arrangements. Repayment of all amounts of principal is currently due July 21, 2000. Interest is payable monthly in arrears.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, as amended, the registrant has caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SYSTEM SOFTWARE ASSOCIATES, INC.

February 28, 2000                                /s/ Joseph J. Skadra
                                                ------------------------
                                                Joseph J. Skadra
                                                VP Finance and Controller

                               INDEX TO EXHIBITS

Exhibit                                  Description
   No.                                   -----------
-------
 10.56 Employment Agreement Between Registrant and Lorraine H. Fenton, dated August 7, 1998