Form 10-Q
period 2000-01-31
SYSTEM SOFTWARE ASSOCIATES INC
filed 2000-03-16
CIK 808207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2000
                                    ----------------

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______________ to ____.

                        Commission file number 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                  36-3144515
---------------------------------------------      ----------------------------
(State or other jurisdiction of incorporation      (IRS Employer Identification
              or organization)                               Number)

         500 W. Madison, 32nd Floor
              Chicago, Illinois                               60661
  ----------------------------------------         ----------------------------
  (Address of principal executive offices)                  (Zip Code)

(Registrant's telephone number, including area code)      (312) 258-6000
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

YES  X    NO    .
    ---      ---

     At March 9, 2000, there were 12,031,743 and 10,609 shares outstanding of the Company's Common ($.0033 par value) and Redeemable Series A Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:   17

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                                     INDEX


                                                                                       Page
                                                                                        No.
Part I         Financial information

               Consolidated Balance Sheets -                                            3-4
                  January 31, 2000 and October 31, 1999

               Consolidated Statements of Operations -                                    5
                  three months ended January 31, 2000 and 1999

               Consolidated Statements of Comprehensive Income -                          6
                  three months ended January 31, 2000 and 1999

               Consolidated Statements of Cash Flows -                                    7
                  three months ended January 31, 2000 and 1999

               Notes to Consolidated Financial Statements                            8 - 11

               Management's Discussion and Analysis of Financial Condition          12 - 14
                  and Results of Operations

               Quantitative and Qualitative Disclosures about Market Risk                14

Part II        Other information                                                    15 - 16

Signature Page                                                                           17

Part I - Financial Information
Item I - Financial Statements




                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                    ASSETS
                                 (in millions)

                                                                                         January 31,             October 31,
                                                                                            2000                    1999
                                                                                         -----------             -----------
CURRENT ASSETS:
      Cash and equivalents                                                                  $  23.4                 $  24.6
      Accounts receivable, less allowance for doubtful accounts of $7.8 and $7.8               84.7                    99.1
      Deferred income taxes                                                                     4.5                     4.4
      Prepaid expenses                                                                         18.2                    18.0
      Other current assets                                                                      5.6                     6.8
                                                                                            -------                 -------
            Total current assets                                                              136.4                   152.9
                                                                                            -------                 -------
PROPERTY and EQUIPMENT:
      Data processing equipment                                                                39.0                    39.5
      Furniture and office equipment                                                           14.2                    14.6
      Leasehold improvements                                                                    6.9                     7.2
      Transportation equipment                                                                  1.8                     1.8
                                                                                            -------                 -------
                                                                                               61.9                    63.1
      Less - Accumulated depreciation and amortization                                         51.3                    51.0
                                                                                            -------                 -------
            Total property and equipment                                                       10.6                    12.1
                                                                                            -------                 -------
OTHER ASSETS:
      Software costs, less accumulated amortization of $59.6 and $56.5                         28.5                    30.6
      Cost in excess of net assets of acquired businesses,
            less accumulated amortization of $9.3 and $8.9                                      7.7                     8.1
      Deferred income taxes                                                                    17.5                    17.6
      Miscellaneous                                                                             9.6                     8.7
                                                                                            -------                 -------
            Total other assets                                                                 63.3                    65.0
                                                                                            -------                 -------
TOTAL ASSETS                                                                                $ 210.3                 $ 230.0
                                                                                            =======                 =======



           See accompanying Notes to Consolidated Financial Statements.

             SYSTEM SOFTWARE ASSOCIATES, INC.
               CONSOLIDATED BALANCE SHEETS
           LIABILITIES AND STOCKHOLDERS' EQUITY
             (in millions, except share data)


                                                      January 31,    October 31,
                                                         2000           1999
                                                      -----------    -----------
CURRENT LIABILITIES:
  Short-term debt                                        $  31.6         $     -
  Accrued commissions and royalties                         10.3            11.4
  Accounts payable and other accrued liabilities            45.5            46.1
  Accrued compensation and related benefits                 11.1            14.8
  Deferred revenue                                          36.8            34.9
                                                      -----------    -----------
    Total current liabilities                              135.3           107.2
                                                      -----------    -----------
LONG-TERM OBLIGATIONS:
  Long-term debt                                               -            25.6
  Convertible subordinated notes                           137.5           137.5
  Other                                                      2.9             3.9
                                                      -----------    -----------
    Total long-term obligations                            140.4           167.0
                                                      -----------    -----------
DEFERRED REVENUE                                            15.0            20.3
                                                      -----------    -----------
REDEEMABLE SERIES A PREFERRED STOCK, $.01 par value,
   convertible, 10,300 and 10,000 shares issued and
   outstanding (liquidation preference of $10.3
   million)                                                  9.5             9.1
                                                      -----------    -----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 100,000 shares
  authorized, 10,300 and 10,000 shares issued as Series
    A Preferred Stock                                          -               -
  Common stock, $.0033 par value, 62,500,000 shares
    authorized, 12,023,000 and 11,995,000 shares issued        -               -
  Capital in excess of par value                            75.4            75.4
  Retained earnings (deficit)                             (157.3)         (142.4)
  Accumulated other comprehensive income - cumulative
    translation adjustment                                  (8.0)           (6.6)
                                                      -----------    -----------
    Total stockholders' equity (deficit)                   (89.9)          (73.6)
                                                      -----------    -----------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                $210.3          $230.0
                                                      ===========    ===========



      See accompanying Notes to Consolidated Financial Statements.

              SYSTEM SOFTWARE ASSOCIATES, INC.
           CONSOLIDATED STATEMENTS OF OPERATIONS
           (in millions, except per share data)


                                                                  Three Months Ended
                                                                      January 31,
                                                               ------------------------
                                                                 2000            1999
                                                               ---------      ---------
Revenues:
  License fees                                                   $ 19.7         $ 31.6
  Client services and other                                        32.4           58.1
                                                                 ------         ------
     Total revenues                                                52.1           89.7
                                                                 ------         ------
Costs and Expenses:
  Cost of license fees                                              7.2           13.2
  Cost of client services and other                                21.5           35.1
  Sales and marketing                                              11.5           17.1
  Research and development                                          8.0           12.6
  General and administrative                                       13.1           18.9
                                                                 ------         ------
     Total costs and expenses                                      61.3           96.9
                                                                 ------         ------
Operating income (loss)                                            (9.2)          (7.2)
Non-operating income (expense), net                                (5.4)          (3.5)
Gain on sale of investment                                            -            2.8
                                                                 ------         ------
Income (loss) before income taxes                                 (14.6)          (7.9)
Provision (benefit) for income taxes                                  -           (2.8)
                                                                 ------         ------
Net income (loss)                                                 (14.6)          (5.1)
Preferred dividends                                                 0.3            0.3
                                                                 ------         ------
Net income (loss) available for common stockholders              $(14.9)        $ (5.4)
                                                                 ======         ======
Basic and diluted earnings (loss) per share of common stock      $(1.24)        $(0.45)
                                                                 ======         ======
Weighted average common shares outstanding                         12.0           11.9
                                                                 ======         ======

        See accompanying Notes to Consolidated Financial Statements.

                         SYSTEM SOFTWARE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (in millions)


                                                     Three Months Ended
                                                         January 31,
                                                    --------------------
                                                     2000          1999
                                                    ------        ------
Net income (loss)                                   $(14.6)        $(5.1)
Change in cumulative translation adjustment           (1.4)          0.2
                                                    ------         -----
Comprehensive net income (loss)                     $(16.0)        $(4.9)
                                                    ======         =====


         See accompanying Notes to Consolidated Financial Statements.

           SYSTEM SOFTWARE ASSOCIATES, INC.
           CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (in millions)

                                                                                       Three Months Ended
                                                                                          January 31,
                                                                                 ----------------------------
                                                                                     2000             1999
                                                                                 -----------       ----------
Cash Flows From Operating Activities:
    Net income (loss)                                                             $  (14.6)         $  (5.1)
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
    Depreciation of property and equipment                                             1.4              1.9
    Amortization of other assets                                                       3.6              4.6
    Gain on sale of investment                                                          -              (2.8)
    Deferred income taxes                                                               -              (3.5)
    Deferred revenue                                                                  (2.6)            (7.7)
    Interest and fee payments on short-term debt paid-in-kind                          0.4               -
    Changes in operating assets and liabilities:
       Accounts receivable                                                            11.9              8.3
       Prepaid expenses                                                               (0.5)            (0.2)
       Other current assets                                                            1.2             (0.1)
       Miscellaneous assets                                                           (0.9)            (0.4)
       Accrued commissions and royalties                                              (1.0)            (1.3)
       Accounts payable and other accrued liabilities                                 (0.7)              -
       Accrued compensation and related benefits                                      (3.4)            (3.0)
                                                                                 -----------       ----------
       Net cash used in operating activities                                          (5.2)            (9.3)
                                                                                 -----------       ----------

Cash Flows From Investing Activities:
  Purchases of property and equipment                                                   -              (0.1)
  Software costs                                                                      (1.0)            (1.4)
  Proceeds from sale of investment                                                      -               3.8
                                                                                 -----------       ----------

     Net cash provided by (used in) investing activities                              (1.0)             2.3
                                                                                 -----------       ----------

Cash Flows From Financing Activities:
    Proceeds from short-term debt                                                      6.0               -
    Principal payments under short-term debt                                          (0.4)              -
    Principal payments under other financing obligations                              (0.3)            (0.5)
    Proceeds from stock option and stock purchase plans                                 -               0.5
    Dividends paid                                                                      -              (0.3)
                                                                                 -----------       ----------
      Net cash provided by (used in) financing activities                              5.3             (0.3)
                                                                                 -----------       ----------

Effect of exchange rate changes on cash                                               (0.3)            (0.2)
                                                                                 -----------       ----------
       Net decrease in cash and equivalents                                           (1.2)            (7.5)

Cash and equivalents:
     Beginning of year                                                                24.6            52.4
                                                                                 -----------       ----------
     End of period                                                                $   23.4          $ 44.9
                                                                                 ===========       ==========

Non-cash investing and financing activities:
  Leases capitalized                                                              $     -           $  0.5
  Stock dividends paid on preferred stock                                         $    0.3          $   -

Cash paid during the period for:
  Interest                                                                        $    1.1          $  0.1
  Income taxes                                                                    $    0.9          $  1.9


         See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Basis of Presentation

The condensed consolidated financial statements include the accounts of System Software Associates, Inc. and its majority owned subsidiaries ("SSA", or the "Company"). Except for the consolidated balance sheet at October 31, 1999, the financial information included herein is unaudited. However, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the 2000 presentation.

Note 2 --  Restructuring and Other

In the third quarter ended July 31, 1999, the Company announced a restructuring and other charge of $22.8 million. This restructuring was a part of a series of actions aimed at completing the Company's transition to a portfolio solutions provider. The charge included severance, reduction of office space in the United States and Canada, assets and equipment leases related to workforce and office space reductions and a write-down of goodwill and assets relating to partnerships no longer essential to the Company's new solutions strategy. The workforce reduction represented approximately 320 employees or 16% of June 30, 1999 world-wide employees. The realignment and reorganization of the Company affected all functional areas: field sales, services and support operations, marketing, research and development and general and administrative. Restructuring costs incurred in the first quarter of 2000 totaled $0.4 million. The following table summarizes the significant components of the restructuring reserve at January 31, 2000.

                  Restructuring
                     Balance            Costs Incurred             Balance
                  at October 31,      Non-          Cash        at January 31,
                       1999           Cash        Payments           2000
------------------------------------------------------------------------------
                                         (in millions)
Office space          $ 3.2          $   -         $  0.2           $ 3.0
Equipment rent          0.5              -            0.2             0.3
------------------------------------------------------------------------------
                      $ 3.7          $   -         $  0.4           $ 3.3
==============================================================================

The Company expects to pay $1.1 million of restructuring costs in fiscal 2000 and the remaining $2.2 million in fiscal 2001.

The Company announced a restructuring and other charge of $122.5 million in the third quarter ended July 31, 1998. The Company decided that it would no longer add functionality or performance to four BPCS application software versions.
The restructuring charge included a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space affecting North America, Latin America, Europe and Asia/Pacific and severance benefits for approximately 300 employees. The reduction in workforce represented approximately 12% of June 30, 1998 worldwide employees and affected all functional areas and employee groups within the Company. The other charge represented $2.5 million in payments under termination agreements with former executives of the Company and $0.8 million in future rentals for leased equipment which would no longer be used as a result of the restructuring plan. Restructuring costs incurred in the first quarter of 2000 totaled $0.9 million. The following table summarizes the significant components of the restructuring reserve at January 31, 2000.


                    Restructuring
                       Balance            Costs Incurred                                 Balance
                    at October 31,      Non-          Cash                            at January 31,
                         1999           Cash        Payments       Adjustments             2000
----------------------------------------------------------------------------------------------------
                                                     (in millions)
Office space            $ 2.5          $   -         $ 0.4            $ (0.2)             $ 1.9
Warranty                  2.6            0.2           0.3               0.2                2.3
----------------------------------------------------------------------------------------------------
                        $ 5.1          $ 0.2         $ 0.7            $    -              $ 4.2
====================================================================================================

The Company expects to incur $3.4 million of restructuring costs in fiscal 2000 and the remaining $0.8 million in fiscal 2001.

Note 3 --Short-Term Debt

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

The Company received proceeds of $32.0 million from Term Loans A, B, C, and D, $31.6 million of which was outstanding at January 31, 2000. The proceeds were used to retire the Company's line of credit and to provide working capital for general corporate purposes. A $1.0 million Term Loan D fee was paid at the closing of the first amendment, and a $0.3 million waiver fee was added to the outstanding principal upon execution of the second amendment. A facility usage fee of 0.5% per month, which is added to the outstanding principal, is charged on Term Loans A, B, and C as of the first amendment date.

Outstanding principal under Term Loan A (originally $15.0 million) was repaid monthly beginning October 1, 1999 until the first amendment date. The remaining principal is due at maturity, November 1, 2000. The rate of interest charged on Term Loan A is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company.

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

The Company's loan and security agreement requires the Company to obtain, by March 31, 2000, a letter of intent with respect to a strategic transaction that is acceptable to the lenders. The loan agreement also contains financial covenants including a minimum level of EBITDA (earnings before interest, taxes, depreciation and amortization) and a minimum level of recurring services and maintenance revenues. The Company was unable to maintain compliance with the EBITDA covenant and received a waiver for the quarter ended January 31, 2000. The Company was in compliance with all other covenants at January 31, 2000.

Note 4 --  Redeemable Series A Preferred Stock

The Company's Series A Preferred Stock Agreement provides for a cash dividend payment of approximately $0.3 million per quarter. The Company and the Series A Preferred Stock holder agreed that the dividend due on November 30, 1999 and on February 29, 2000 would be paid in additional shares of Series A Preferred Stock.

The Company was unable to maintain compliance with the required EBITDA and minimum services and maintenance revenues covenants at January 31, 2000. The Company obtained a waiver for both covenants on February 29, 2000. Additionally, the preferred stockholder agreement was revised to reduce the EBITDA covenant for the fiscal quarter ending April 30, 2000 and to amend the minimum revenues covenant for all quarters subsequent to January 31, 2000. The Company was in compliance with all other covenants at January 31, 2000.

Note 5 --  Business Segments

The Company has identified license fees and client services as its reportable operating segments. The Company does not identify or allocate depreciation expense, interest income and expense, or taxes to operating segments. The Other segment column includes corporate expenses which are not allocated to the reportable segments. Information on reportable segments for the quarters ended January 31, 2000 and 1999 is as follows:

                                               License        Client
                                                 Fees        Services       Other       Total
                                              --------      ---------      ------      ------
                                                               (in millions)
Three Months Ended January 31, 2000
     Revenues                                    $19.7          $32.4      $    -      $ 52.1
     Cost of license fees                          7.2              -           -         7.2
     Cost of client services and                     -           21.5           -        21.5
     other
     Sales and marketing                           0.8            0.5        10.2        11.5
     Research and development                        -              -         8.0         8.0
     General and administrative                      -              -        13.1        13.1
     Operating income (loss)                      11.7           10.4       (31.3)       (9.2)
     Accounts receivable, net                     40.3           43.6         0.8        84.7

Three Months Ended January 31, 1999
     Revenues                                    $31.6          $58.1      $    -      $ 89.7
     Cost of license fees                         13.2              -           -        13.2
     Cost of client services and                     -           35.1           -        35.1
     other
     Sales and marketing                           2.2              -        14.9        17.1
     Research and development                        -              -        12.6        12.6
     General and administrative                      -              -        18.9        18.9
     Operating income (loss)                      16.2           23.0       (46.4)       (7.2)
     Accounts receivable, net                     81.7           52.7         0.8       135.2

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

             Comparison of the Three Months Ended January 31, 2000
                  to the Three Months Ended January 31, 1999
                  ------------------------------------------

Total revenues decreased 41.9% to $52.1 million during the first quarter of 2000 versus total revenues of $89.7 million recorded during the first quarter of 1999. License fees were $19.7 million during the first quarter of 2000, a 37.7% decline when compared to the first quarter of 1999. The decrease in license fee revenues was due primarily to delays in closing several software license contracts, the majority of which are expected to close in the Company's second quarter, as well as a $5.0 million decline in hardware revenue. Client services revenues for the quarter were $32.4 million, a decrease of 44.2% when compared to the same prior year period. The decline in services revenues, although anticipated, was magnified by the lack of Year 2000 work with clients who experienced few Year 2000 issues.

Cost of license fees as a percentage of related revenues was 36.5% for the first quarter of 2000, down from 41.8% for the corresponding prior year period. The decrease is primarily due to the decline in lower margin hardware revenues.

Cost of client services and other as a percentage of related revenues was 66.4% and 60.4% for the first quarters of 2000 and 1999, respectively. The increase resulted from slightly lower productivity levels due to the lack of millennium related work.

Sales and marketing expenses decreased $5.6 million in the first quarter of 2000 to $11.5 million from $17.1 million in the first quarter of 1999. The decrease in the current quarter was primarily due to a reduction of direct sales incentives as a result of lower direct license fee revenues and a decrease in marketing expenditures.

Gross research and development (R&D) expenditures in the first quarter of 2000 decreased $5.0 million or 35.7% when compared to the first quarter of 1999. The reduction is due, primarily, to reduced development activities related to BPCS Client/Server Version 6.0 and the Company's efforts to control expenses.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company begins capitalization of software development costs subsequent to a working model being developed. The Company capitalized $1.0 million of software development costs in the first quarter of 2000 compared to $1.4 million in the first quarter of 1999. The capitalization ratio (capitalized software as a percentage of gross R&D) in the first quarters of 2000 and 1999 was 11% and 10%, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

---------------------------------------------------------------------------------------
                                             Three Months Ended             Percentage
                                                 January 31,                  Change
                                           2000               1999         2000 vs 1999
---------------------------------------------------------------------------------------
                                                (in millions)
       Gross R&D expenditures              $ 9.0             $14.0             (36%)
       Less amount capitalized              (1.0)             (1.4)            (29%)
---------------------------------------------------------------------------------------
       Net R&D expenses                    $ 8.0             $12.6             (37%)
=======================================================================================

General and administrative expenses were $13.1 million and $18.9 million in the first quarter of 2000 and 1999, respectively. The $5.8 million decline resulted from the positive impact of the third quarter 1999 restructuring initiatives and the Company's efforts to reduce overhead expenses.

Operating loss in the first quarter of 2000 was ($9.2) million compared to an operating loss of ($7.2) million recorded in the corresponding quarter of the previous year. The decline in total revenues of $37.6 million was offset by a $35.6 million reduction in costs and expenses, including a $16.0 million reduction in sales and marketing, research and development and general and administrative expenses.

Non-operating expenses, which primarily represents interest expense and amortization of financing fees, were $5.4 million and $3.5 million in the first quarters of 2000 and 1999, respectively. The increase is primarily due to interest expense and amortization of financing fees related to borrowings under a loan and security agreement entered into in August 1999.

The gain on sale of investment of $2.8 million in the first quarter of 1999 resulted from the sale of the Company's 25% ownership of CS Controlling Software Systeme. The cash proceeds were $3.8 million.

The Company did not record a tax benefit for the first quarter 2000 loss. The tax benefit rate was approximately 35% in the first quarter of 1999.

Liquidity and Capital Resources

Cash and equivalents at January 31, 2000 totaled $23.4 million, a decrease of $1.2 million when compared to October 31, 1999 cash and equivalents of $24.6 million. The decrease was primarily due to operating losses, partially offset by borrowings under an amended loan and security agreement with Foothill Capital which provided additional funds of $5.0 million (see Note 3 in Notes to Consolidated Financial Statements).

Operating cash flows. In the quarter ending, January 31, 2000, the Company used $5.2 million for operating activities. The decrease in cash was due to the net loss adjusted for non-cash charges of $11.8 million, a decrease in accrued commissions and royalties of $1.0 million, a decrease in accounts payable and other accrued liabilities of $0.7 million and a decrease in accrued compensation and related benefits of $3.4 million offset by a decrease in accounts receivable of $11.9 million.

Investing cash flows. Investing activities decreased cash by $1.0 million in the first quarter of 2000 due to the capitalization of software development costs.

Financing cash flows. Financing activities generated cash of $5.3 million in the first three months of 2000. The cash increase was primarily due to net proceeds of $5.0 million borrowed under an amended loan and security agreement with Foothill Capital.

Outlook

The Company's primary cash needs consist of operating expenses, interest expense on the $31.6 million principal amount of its term loans due November 1, 2000 and interest expense on the $137.5 million principal amount of its 7% Convertible Subordinated Notes due September 15, 2002.

As of March 10, 2000 (being the end of the quarter's sixth week), cash and cash equivalents totaled $11.0 million, a decrease of $12.4 million when compared to January 31, 2000. Cash usage was primarily the result of normal intra-quarter cash flow patterns. In addition, the Company's cash position was negatively impacted by lower than anticipated first quarter revenues resulting in receivables being lower than anticipated at January 31, 2000.

The Company's loan and security agreement provides for a revolving line of credit, with borrowing availability based on eligible accounts receivable balances. The reporting issues referred to in the Company's Annual Report on Form 10K for the fiscal year ended October 31, 1999 have been resolved. Currently, availability under the Company's revolving line of credit is approximately $4.0 million. However, since available borrowings are based on eligible accounts receivable balances reported to the Company's lender on a weekly basis, there can be no assurance that there will continue to be availability under the revolving line of credit.

In order to preserve liquidity, the Company has elected not to make the scheduled March 15, 2000 interest payment of $4.83 million on its Subordinated Notes while it continues to explore strategic alternatives. The Subordinated Notes provide for a grace period of 30 days in which to make payment. There can be no assurance, however, that the Company will make the interest payment during the grace period.

The Company's loan and security agreement requires the Company to obtain, by March 31, 2000 a letter of intent with respect to a strategic transaction that is acceptable to its senior lenders, failing which the senior lenders have the right to accelerate the $31.6 million of term loans currently outstanding.

The Company and its financial advisors, Houlihan Lokey Howard & Zukin, are actively negotiating with a number of parties, including significant holders of the Subordinated Notes, regarding a potential strategic transaction to address the Company's capital requirements. All alternatives, including a possible sale of assets, debt restructuring, recapitalization and voluntary bankruptcy filing, are being considered. There can be no assurance, however, that the Company will be able to deliver an acceptable letter of intent to its senior lenders by March 31, 2000 or that any strategic transaction or debt restructuring will be completed.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the three month period ended January 31, 2000. For additional information refer to
Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999.

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

The Company filed a motion to dismiss in the federal action, arguing that the claims in federal court were barred by the doctrine of res judicata. On March 8, 2000, the federal court ruled that the claims of a significant portion of the class plaintiffs had already been settled in state court and were barred by the doctrine of res judicata, but that the claims of the remaining portion of the class plaintiffs were not barred. The Company continues to defend itself against the claims of the remaining class plaintiffs.


Item 2.   Changes in Securities

          (a)  N/A

          (b)  N/A

          (c) 300 shares of Series A Preferred Stock were issued on December 17, 1999 in lieu of a $300,000 cash dividend, payable on November 30, 1999. The issuance of these shares was exempt from registration under Section 4 (2) of the Securities Act because the securities were offered only to H&Q SSA Investors, L.P. Each share of Series A Preferred Stock is convertible into 20.1 shares of the Company's Common Stock.

          (d)  N/A

Item 3.   Defaults Upon Senior Securities                                 None

Item 4.   Submission of Matters to a Vote of Security Holders             None

Item 5.   Other Information                                               None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  No exhibits are required to be filed with this report.

          (b) The Company filed a report on Form 8-K on January 7, 2000, containing the following items as exhibits: Loan and Security Agreement (the "Loan Agreement") dated as of August 11, 1999 by and among System Software Associates, Inc. ("SSA"), System Software Associates Limited, SSA-Acclaim Limited, SSA Softwright Limited, SSA Canada Corporation and Foothill Capital Corporation; First Amendment dated as of December 22, 1999 to the Loan Agreement; Amendment No. 1 dated as of August 11, 1999 to the Amended and Restated Securities Purchase Agreement (the "Securities Purchase Agreement") dated as of September 8, 1997 between SSA and H&Q SSA Investors, L.P. ("H&Q"); Amendment No. 2 dated as of December 22, 1999 to the Securities Purchase Agreement.

                                Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date    March 16, 2000
     --------------------

                                       System Software Associates, Inc.

                                         /s/ Robert R. Carpenter
                                         ---------------------------------
                                         Robert R. Carpenter
                                         Chief Executive Officer and
                                         President


                                         /s/  Joseph J. Skadra
                                         ---------------------------------
                                         Joseph J. Skadra
                                         VP Finance and Controller