Form 10-Q
period 2000-04-30
SYSTEM SOFTWARE ASSOCIATES INC
filed 2000-06-14
CIK 808207

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 2000

                                      OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______ .

                        Commission file number 0-15322

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                       --------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                 36-3144515
_______________________________________    _____________________________________
     (State or other jurisdiction of        (IRS Employer Identification Number)
      incorporation or organization)

      500 W. Madison, 32nd Floor
         Chicago, Illinois                                 60661
_______________________________________    _____________________________________
(Address of principal executive offices)                 (Zip Code)

(Registrant's telephone number, including area code)  (312) 258-6000
                                                    ____________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO
   _____      _____

     At June 9, 2000, there were 12,037,499 and 10,609 shares outstanding of the Company's Common ($.0033 par value) and Redeemable Series A Preferred ($.01 par value) Stock, respectively.

TOTAL OF SEQUENTIALLY
NUMBERED PAGES:   20

                       SYSTEM SOFTWARE ASSOCIATES, INC.

                                     INDEX



                                                                                      Page
                                                                                       No.
Part I          Financial information

                Consolidated Balance Sheets -                                          3-4
                   April 30, 2000 and October 31, 1999

                Consolidated Statements of Operations -                                 5
                   three and six months ended April 30, 2000 and 1999

                Consolidated Statements of Comprehensive Income -                       6
                   three and six months ended April 30, 2000 and 1999

                Consolidated Statements of Cash Flows -                                 7
                   six months ended April 30, 2000 and 1999

                Notes to Condensed Consolidated Financial Statements                  8 - 13

                Management's Discussion and Analysis of Financial Condition          13 - 17
                   and Results of Operations

                Quantitative and Qualitative Disclosures about Market Risk             17

Part II         Other information                                                     18-19

Signature Page                                                                         20

Part I - Financial Information
Item I - Financial Statements




                        SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in millions)

                                                                                      April 30,                 October 31,
                                                                                        2000                       1999
                                                                                     -----------                -----------
CURRENT ASSETS:
      Cash and equivalents                                                                $10.4                       $24.6
      Accounts receivable, less allowance for doubtful accounts of $7.8 and $7.8           81.7                        99.1
      Deferred income taxes                                                                   -                         4.4
      Prepaid expenses                                                                     17.2                        18.0
      Other current assets                                                                  5.8                         6.8
                                                                                     ----------                 -----------
            Total current assets                                                          115.1                       152.9
                                                                                     ----------                 -----------

PROPERTY and EQUIPMENT:
      Data processing equipment                                                            38.2                        39.5
      Furniture and office equipment                                                       13.7                        14.6
      Leasehold improvements                                                                7.0                         7.2
      Transportation equipment                                                              1.7                         1.8
                                                                                     ----------                 -----------
                                                                                           60.6                        63.1
      Less - Accumulated depreciation and amortization                                     51.3                        51.0
                                                                                     ----------                 -----------
            Total property and equipment                                                    9.3                        12.1
                                                                                     ----------                 -----------

OTHER ASSETS:
      Software costs, less accumulated amortization of $ - and $56.5                        1.7                        30.6
      Cost in excess of net assets of acquired businesses,
            less accumulated amortization of $ - and $8.9                                     -                         8.1
      Deferred income taxes                                                                   -                        17.6
      Miscellaneous                                                                           -                         8.7
                                                                                     ----------                 -----------
            Total other assets                                                              1.7                        65.0
                                                                                     ----------                 -----------
TOTAL ASSETS                                                                             $126.1                      $230.0
                                                                                     ==========                 ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     LIABILITIES AND STOCKHOLDERS' EQUITY
                       (in millions, except share data)




                                                    April 30,       October 31,
                                                      2000              1999
                                                    ---------       -----------


CURRENT LIABILITIES:
  Short-term debt                                      $ 32.2           $     -
  Accrued commissions and royalties                      11.5              11.4
  Accounts payable and other accrued liabilities         44.8              46.1
  Accrued compensation and related benefits               9.2              14.8
  Deferred revenue                                       36.0              34.9
                                                    ---------       -----------
     Total current liabilities                          133.7             107.2
                                                    ---------       -----------
LONG-TERM OBLIGATIONS:
  Long-term debt                                            -              25.6
  Convertible subordinated notes                        137.6             137.5
  Other                                                   2.1               3.9
                                                    ---------       -----------
     Total long-term obligations                        139.7             167.0
                                                    ---------       -----------
DEFERRED REVENUE                                         11.5              20.3
                                                    ---------       -----------
REDEEMABLE SERIES A PREFERRED STOCK, $.01 par
  value, convertible, 10,609 and 10,000 shares
  issued and outstanding (liquidation preference
  of $10.6 million)                                       9.9               9.1
                                                    ---------       -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value, 100,000 shares
    authorized, 10,609 and 10,000 shares issued as
    Series A Preferred Stock                                -                 -
  Common stock, $.0033 par value, 62,500,000 shares
    authorized, 12,038,000 and 11,995,000 shares
    issued                                                  -                 -
  Capital in excess of par value                         75.4              75.4
  Retained earnings (deficit)                          (234.7)           (142.4)
  Accumulated other comprehensive income -
    cumulative translation adjustment                    (9.4)             (6.6)
                                                    ---------       -----------
     Total stockholders' equity (deficit)              (168.7)            (73.6)
                                                    ---------       -----------
TOTAL LIABILITIES and STOCKHOLDERS' EQUITY             $126.1            $230.0
                                                    =========       ===========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in millions, except per share data)



                                                                   Three Months Ended                   Six Months Ended
                                                                        April 30,                            April 30,
                                                                  ---------------------               --------------------
                                                                   2000          1999                  2000         1999
                                                                  -----          ----                 -----         ----
Revenues:
      License fees                                               $  23.5       $  28.3                $  43.2      $  59.9
      Client services and other                                     28.6          58.4                   61.0        116.5
                                                                 -------       -------                -------      -------
            Total revenues                                          52.1          86.7                  104.2        176.4
                                                                 -------       -------                -------      -------
Costs and Expenses:
      Cost of license fees                                           6.7          13.0                   13.9         26.1
      Cost of client services and other                             17.6          33.5                   39.1         68.6
      Sales and marketing                                           11.5          16.8                   23.0         33.8
      Research and development                                       8.3          12.7                   16.3         25.4
      General and administrative                                    14.3          19.3                   27.4         38.2
                                                                 -------       -------                -------      -------
            Total costs and expenses                                58.4          95.3                  119.7        192.1
                                                                 -------       -------                -------      -------
Operating income (loss)                                             (6.3)         (8.6)                 (15.5)       (15.7)
Non-operating income (expense), net                                 (6.3)         (3.0)                 (11.7)        (6.6)
Non-operating provision for write-down of assets held for sale     (32.0)            -                  (32.0)           -
Gain on sale of investment                                             -             -                      -          2.8
                                                                 -------       -------                -------      -------
Income (loss) before income taxes                                  (44.6)        (11.6)                 (59.2)       (19.5)
Provision (benefit) for income taxes                                32.4          (4.2)                  32.4         (7.0)
                                                                 -------       ---------              -------      -------
Net income (loss)                                                  (77.0)         (7.4)                 (91.6)       (12.5)
Preferred dividends                                                  0.4           0.3                    0.7          0.6
                                                                 -------       -------                -------      -------
Net income (loss) available for common stockholders              $ (77.4)      $  (7.7)               $ (92.3)     $ (13.1)
                                                                 =======       =======                =======      =======
Basic and diluted earnings (loss) per share of common stock      $ (6.43)      $ (0.64)               $ (7.68)     $ (1.10)
                                                                 =======       =======                =======      =======
Weighted average common shares outstanding                          12.0          12.0                   12.0         11.9
                                                                 =======       =======                =======      =======



See accompanying Notes to Condensed Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (in millions)


                                                               Three Months Ended                    Six Months Ended
                                                                   April 30,                             April 30,
                                                          ----------------------------           --------------------------
                                                            2000               1999                2000               1999
                                                          ---------          ---------           --------          --------
Net income (loss)                                          $ (77.0)          $   (7.4)           $ (91.6)          $ (12.5)
Change in cumulative translation adjustment                   (1.4)              (1.1)              (2.8)             (0.9)
                                                           --------          ---------           --------          --------
Comprehensive net income (loss)                            $ (78.4)          $   (8.5)           $ (94.4)          $ (13.4)
                                                           ========          =========           ========          ========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                                      Six Months Ended
                                                                                          April 30,
                                                                                   ------------------------
                                                                                      2000          1999
                                                                                   ----------    ----------
Cash Flows From Operating Activities:
    Net income (loss)                                                              $    (91.6)   $    (12.5)
    Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
    Write-off of assets held for sale                                                    42.2             -
    Depreciation of property and equipment                                                2.6           3.8
    Amortization of other assets                                                          7.2           9.1
    Gain on sale of investment                                                              -          (2.8)
    Deferred tax valuation allowance                                                     22.2             -
    Deferred income taxes                                                                (0.2)         (8.2)
    Deferred revenue                                                                     (5.8)        (12.6)
    Interest and fee payments on short-term debt paid-in-kind                             1.0             -
    Changes in operating assets and liabilities:
         Accounts receivable                                                             12.3          18.3
         Prepaid expenses                                                                 0.1           0.1
         Other current assets                                                             0.9          (0.9)
         Miscellaneous assets                                                            (1.6)            -
         Accrued commissions and royalties                                                0.4          (1.6)
         Accounts payable and other accrued liabilities                                  (1.4)         (8.6)
         Accrued compensation and related benefits                                       (5.2)         (3.9)
                                                                                   ----------    ----------
              Net cash used in operating activities                                     (16.9)        (19.8)
                                                                                   ----------    ----------

Cash Flows From Investing Activities:
    (Sales) Purchases of property and equipment, net                                      0.1          (0.1)
    Software costs                                                                       (2.0)         (2.8)
    Proceeds from sale of investment                                                        -           3.8
                                                                                   ----------    ----------
         Net cash provided by (used in) investing activities                             (1.9)          0.9
                                                                                   ----------    ----------

Cash Flows From Financing Activities:
    Proceeds from short-term debt                                                         6.0             -
    Principal payments under short-term debt                                             (0.4)            -
    Principal payments under other financing obligations                                 (0.7)         (1.0)
    Proceeds from stock option and stock purchase plans                                     -           0.9
    Dividends paid                                                                          -          (0.6)
                                                                                   ----------    ----------
         Net cash provided by (used in) financing activities                              4.9          (0.7)
                                                                                   ----------    ----------

Effect of exchange rate changes on cash                                                  (0.3)         (0.7)
                                                                                   ----------    ----------
         Net decrease in cash and equivalents                                           (14.2)        (20.3)

Cash and equivalents:
         Beginning of year                                                               24.6          52.4
                                                                                   ----------    ----------
         End of period                                                             $     10.4    $     32.1
                                                                                   ==========    ==========

Non-cash investing and financing activities:
    Leases capitalized                                                             $      0.2    $      0.7
    Stock dividends paid on preferred stock                                        $      0.6    $        -

Cash paid during the period for:
    Interest                                                                       $      2.3    $      5.0
    Income taxes                                                                   $      1.6    $      3.1



    See accompanying Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2 --  Restructuring and Other

In the third quarter ended July 31, 1999, the Company announced a restructuring and other charge of $22.8 million. This restructuring was a part of a series of actions aimed at completing the Company's transition to a portfolio solutions provider. The charge included severance, reduction of office space in the United States and Canada, assets and equipment leases related to workforce and office space reductions and a write-down of goodwill and assets relating to partnerships no longer essential to the Company's new solutions strategy. The workforce reduction represented approximately 320 employees or 16% of June 30, 1999 world-wide employees. The realignment and reorganization of the Company affected all functional areas: field sales, services and support operations, marketing, research and development and general and administrative. Restructuring costs incurred in the second quarter ended April 30, 2000 totaled $0.3 million. The following table summarizes the significant components of the restructuring reserve at April 30, 2000.

--------------------------------------------------------------------------------
                     Restructuring
                        Balance             Costs Incurred            Balance
                     at October 31,       Non-          Cash        at April 30,
                         1999             Cash        Payments         2000
--------------------------------------------------------------------------------
                                             (in millions)
Office space            $  3.2            $  -         $  0.3         $  2.9
Equipment rent             0.5               -            0.4            0.1
--------------------------------------------------------------------------------
                        $  3.7            $  -         $  0.7         $  3.0
================================================================================

The ultimate settlement of amounts reserved is currently uncertain due to the Company's recent bankruptcy filing (see Note 6).

The Company announced a restructuring and other charge of $122.5 million in the third quarter ended July 31, 1998. The Company decided that it would no longer add functionality or performance to four BPCS application software versions.
The restructuring charge included a write-down of capitalized and locally developed software products, a write-down of goodwill and equipment, certain warranty commitments, a 25% reduction of office space affecting North America, Latin America, Europe and Asia/Pacific and severance benefits for approximately 300 employees. The reduction in workforce represented approximately 12% of June 30, 1998 worldwide employees and affected all functional areas and employee groups within the Company. The other charge represented $2.5 million in payments under termination agreements with former executives of the Company and $0.8 million in future rentals for leased equipment which would no longer be used as a result of the restructuring plan. Restructuring costs incurred in the second quarter ended April 30, 2000 totaled $1.3 million. The following table summarizes the significant components of the restructuring reserve at April 30, 2000.

--------------------------------------------------------------------------------
              Restructuring
                 Balance          Costs Incurred                      Balance
              at October 31,    Non-          Cash                  at April 30,
                  1999          Cash        Payments   Adjustments      2000
--------------------------------------------------------------------------------
                    (in millions)
Office space     $  2.5        $    -         $  0.9      $  (0.8)      $  0.8
Warranty            2.6           0.5            0.8          0.8          2.1
                 $  5.1        $  0.5         $  1.7      $     -       $  2.9
================================================================================

The ultimate settlement of amounts reserved is currently uncertain due to the Company's recent bankruptcy filing (see Note 6).

Note 3 --Short-Term Debt

On August 11, 1999 the Company closed a $41.0 million loan and security agreement with a group of lenders headed by Foothill Capital Corporation, a Wells Fargo Company. The agreement provided for (i) a maximum revolving loan of $30.0 million which initially included a term loan of $15.0 million ("Term Loan A"), (ii) a term loan of $8.5 million ("Term Loan B") and (iii) a term loan of $2.5 million ("Term Loan C"). On December 23, 1999 the Company closed the first amendment to the agreement, which provided for an additional term loan of $6.0 million ("Term Loan D"), accelerated the original maturity date of the loans from August 31, 2002 to June 30, 2000 and amended certain other provisions of the agreement. On January 28, 2000, the Company entered into a second amendment to the loan agreement which extended the maturity date of the loans from June 30, 2000 to November 1, 2000 and amended certain other provisions of the agreement. On May 3, 2000, the Company entered into a third amendment to the loan agreement, which provides for a revolving credit facility of up to $5.0 million.

Borrowing availability under the $30.0 million revolving loan is not available after May 3, 2000.

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

Outstanding principal under Term Loan A (originally $15.0 million) was repaid monthly beginning October 1, 1999 until the first amendment date. The remaining principal is due at maturity, November 1, 2000. The rate of interest charged on Term Loan A is 15.0% per annum, 2.5% of which is being added to the outstanding principal at the option of the Company starting February 1, 2000 through May 3, 2000.

Outstanding principal under Term Loan B ($8.5 million), Term Loan C ($2.5 million) and Term Loan D ($6.0 million) is due at maturity, November 1, 2000. Term Loan C is convertible, at the option of the lender, into common stock of the Company. The rate of interest charged on Term Loans B, C, and D is 15.0% per annum, 2.5% of which is being added to the outstanding principal at the option of the Company starting February 1, 2000 through May 3, 2000. A maturity fee of $0.9 million is due at maturity. Other fees that apply to the agreement include an unused line fee and a float fee based on collections. A servicing fee is applicable effective May 3, 2000.

The loan agreement is secured by a first priority interest in substantially all of the Company's assets, including, but not limited to accounts receivable, general intangibles, and fixed assets.

The Company's loan and security agreement was amended on May 3, 2000, to a Debtor-In-Possession Loan and Security Agreement ("DIP") (see Note 6). The amended loan agreement contains financial covenants including management of receipts and disbursements and minimum revenues to the DIP budget. A commitment fee of $0.4 million was paid at the closing and another $0.4 million is payable at the termination of the DIP agreement, payable potentially by the buyer. The original maturity date was May 26, 2000 and has been subsequently extended to June 16, 2000.

Note 4 --  Redeemable Series A Preferred Stock

The Company's Series A Preferred Stock Agreement provides for a cash dividend payment of approximately $0.3 million per quarter. The Company and the Series A Preferred Stock holder agreed that the dividend due on February 29, 2000 would be paid in additional shares of Series A Preferred Stock. The May 31, 2000 dividend is not required to be paid due to the bankruptcy filing (see Note 6).

The Company is not required to maintain compliance with the covenants under the preferred stockholder agreement subsequent to the bankruptcy filing.

Note 5 --  Business Segments

The Company has identified license fees and client services as its reportable operating segments. The Company does not identify or allocate depreciation expense, interest income and expense, or taxes to operating segments. The Other segment column includes corporate expenses which are not allocated to the reportable segments. Information on reportable segments for the quarters ended April 30, 2000 and 1999 is as follows:

                                              License            Client
                                                Fees            Services            Other             Total
                                              -------           --------           -------           -------
                                                                       (in millions)

Three Months Ended April 30, 2000
      Revenues                                $  23.5           $   28.6           $     -           $  52.1
      Cost of license fees                        6.7                  -                 -               6.7
      Cost of client services and                   -               17.6                 -              17.6
      other
      Sales and marketing                         0.7                0.4              10.4              11.5
      Research and development                      -                  -               8.3               8.3
      General and administrative                    -                  -              14.3              14.3
      Operating income (loss)                    16.1               10.6             (33.0)             (6.3)
      Accounts receivable, net                   43.7               37.4               0.6              81.7

Three Months Ended April 30, 1999
      Revenues                                $  28.3           $   58.4           $     -           $  86.7
      Cost of license fees                       13.0                  -                 -              13.0
      Cost of client services and other             -               33.5                 -              33.5
      Sales and marketing                         1.9                  -              14.9              16.8
      Research and development                      -                  -              12.7              12.7
      General and administrative                    -                  -              19.3              19.3
      Operating income (loss)                    13.4               24.9             (46.9)             (8.6)
      Accounts receivable, net                   63.8               58.3               0.8             122.9

                                              License            Client
                                                Fees            Services            Other            Total
                                              -------           --------           -------          -------
                                                                       (in millions)

Six Months Ended April 30, 2000
      Revenues                                $  43.2           $   61.0           $    -           $ 104.2
      Cost of license fees                       13.9                  -                -              13.9
      Cost of client services and other             -               39.1                -              39.1
      Sales and marketing                         1.5                0.9             20.6              23.0
      Research and development                      -                  -             16.3              16.3
      General and administrative                    -                  -             27.4              27.4
      Operating income (loss)                    27.8               21.0            (64.3)            (15.5)
      Accounts receivable, net                   43.7               37.4              0.6              81.7

Six Months Ended April 30, 1999
      Revenues                                $  59.9           $  116.5           $    -           $ 176.4
      Cost of license fees                       26.1                  -                -              26.1
      Cost of client services and other             -               68.6                -              68.6
      Sales and marketing                         4.1                  -             29.7              33.8
      Research and development                      -                  -             25.4              25.4
      General and administrative                    -                  -             38.2              38.2
      Operating income (loss)                    29.7               47.9            (93.3)            (15.7)
      Accounts receivable, net                   63.8               58.3              0.8             122.9

Note 6 --  Asset Purchase Agreement and Bankruptcy Filing

On May 3, 2000, the Company entered into a definitive Asset Purchase Agreement with Gores Technology Group ("Gores") providing for the sale by the Company of substantially all of its assets to a newly-formed subsidiary of Gores for cash and 25% of the common stock of the newly-formed subsidiary.

Also on May 3, 2000, the Company reached agreement with its senior secured lenders on the terms of a debtor-in-possession loan facility and filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware. The Chapter 11 proceeding is intended to, among other things, allow the Company to complete the sale of its assets in an expeditious manner pursuant to Section 363 of the Bankruptcy Code. The debtor-in-possession facility provides the Company with up to $5 million of new funding for operations subject to approval of the senior secured lender of an acceptable budget.

Completion of the Gores transaction is subject to bankruptcy court approval, among other things. If the Gores transaction is completed, the Company expects all of the cash received upon closing of the sale will be used to pay the senior secured lenders and administrative claims in bankruptcy, leaving 25% of the common stock of the newly-formed subsidiary available for claims of unsecured creditors of the Company in bankruptcy. The Company does not expect any distribution to be made to holders of its equity securities.

As a result of the proposed Gores transaction, the Company has established a full valuation allowance for its net deferred tax asset, written off certain other tax-related assets that it no longer expects to recover, and written down assets held for sale. The write-down of assets held for sale of $32.0 million at April 30, 2000 consists of the write-off of cost in excess of net assets acquired of $7.3 million and a write-down of capitalized software costs of $24.7 million.

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Results of Operations

              Comparison of the Three Months Ended April 30, 2000
                   to the Three Months Ended April 30, 1999
                   ----------------------------------------

Total revenues decreased 39.9% to $52.1 million during the second quarter of 2000 versus total revenues of $86.7 million recorded during the second quarter of 1999. License fees were $23.5 million during the second quarter of 2000, a 17.0% decline when compared to the second quarter of 1999. The sequential decrease in license fee revenues was due to a $4.6 million decline in hardware revenue. When compared to the first quarter of 2000, license fees increased 19%. Client services revenues for the quarter were $28.6 million, a decrease of 51.0% when compared to the same prior year period. The lower volume of available service work in the second quarter of 2000 is directly related to low software license revenues recorded in 1999.

Cost of license fees as a percentage of related revenues was 28.5% for the second quarter of 2000, down from 45.9% for the corresponding prior year period. The decrease is primarily due to the decline in lower margin hardware revenues, and lower affiliate commissions.

Cost of client services and other as a percentage of related revenues was 61.5% and 57.4% for the second quarter of 2000 and 1999, respectively. The increase resulted from lower productivity levels experienced as revenues declined. The Company has initiated actions to improve future productivity levels.

Sales and marketing expenses decreased $5.3 million in the second quarter of 2000 to $11.5 million from $16.8 million in the second quarter of 1999. The decrease in the current quarter was primarily due to the benefits realized as a result of 1999 restructuring activities and a decrease in marketing expenditures.

Gross research and development (R&D) expenditures in the second quarter of 2000 decreased $4.8 million or 34.0% when compared to the second quarter of 1999. The reduction is due, primarily, to reduced development activities related to BPCS Client/Server Version 6.0 and the Company's efforts to control expenses.

The Company capitalizes software development costs once technological feasibility is established, in accordance with Statement of Financial Accounting Standard (SFAS) No. 86. The Company begins capitalization of software development costs subsequent to a working model being developed. The Company capitalized $1.0 million of software development costs in the second quarter of 2000 compared to $1.4 million in the second quarter of 1999. The capitalization ratio (capitalized software as a percentage of gross R&D) in the second quarters of 2000 and 1999 was 11% and 10%, respectively.

The following table sets forth R&D expenditures and related capitalized amounts for the periods indicated.

---------------------------------------------------------------------------------------------------
                                                   Three Months Ended                 Percentage
                                                        April 30,                       Change
                                                  2000            1999               2000 vs 1999
---------------------------------------------------------------------------------------------------
                                                     (in millions)
       Gross R&D expenditures                    $ 9.3           $ 14.1                  (34%)
       Less amount capitalized                    (1.0)            (1.4)                 (29%)
---------------------------------------------------------------------------------------------------
       Net R&D expenses                          $ 8.3           $ 12.7                  (35%)
===================================================================================================

General and administrative expenses were $14.3 million and $19.3 million in the second quarter of 2000 and 1999, respectively. The $5.0 million decline resulted from the positive impact of the third quarter 1999 restructuring initiatives and the Company's efforts to reduce overhead expenses.

Operating loss in the second quarter of 2000 was $6.3 million compared to an operating loss of $8.6 million recorded in the corresponding quarter of the previous year. The decline in total revenues of $34.6 million was offset by a $36.9 million reduction in costs and expenses, including a $14.7 million reduction in sales and marketing, research and development and general and administrative expenses.

Non-operating expenses, which primarily represents interest expense and amortization of financing fees, were $6.3 million and $3.0 million in the second quarter of 2000 and 1999, respectively. The increase is primarily due to interest expense and amortization of financing fees related to borrowings under a loan and security agreement entered into in August 1999. The non-operating provision for write down of assets held for sale of $32.0 million consists of the write-down of cost in excess of net assets and capitalized software costs (see Note 6 of Notes to the Condensed Consolidated Financial Statements).

The Company did not record a tax benefit for the second quarter 2000 loss. The $32.4 million reflects a full valuation allowance of the net deferred tax asset and the write-off of certain other tax-related assets (see Note 6 of Notes to
the Condensed Consolidated Financial Statements).   The tax benefit rate was
approximately 36% in the second quarter of 1999.

               Comparison of the Six Months Ended April 30, 2000
                    to the Six Months Ended April 30, 1999
                    --------------------------------------

The principle variations for the six months ended April 30, 2000, when supplemented with the following comments, are relatively consistent with the discussion of the second quarter results.

Total revenues decreased 40.9% to $104.2 million for the first six months of 2000 over total revenues of $176.4 million recorded during the first six months of 1999. The revenue decrease was attributable to a decline in license fees revenues of 27.9%, a decrease in client services revenues of 47.6% when compared to the prior year.

Cost of license fees as a percentage of related revenues decreased to 32.2% in 2000 as compared to 43.6% for the first six months of 1999.

Cost of client services and other as a percentage of related revenues was 64.1% and 58.9% for the first six months of 2000 and 1999, respectively.


The following table sets forth R&D expenditures and related capitalized amounts for the first six months of 2000 and 1999.


---------------------------------------------------------------------------------------------------
                                                                                       Percentage
                                                  Six Months Ended                       Change
                                       April 30, 2000         April 30, 1999         2000 vs. 1999
---------------------------------------------------------------------------------------------------
                                                   (in millions)
       Gross R&D expenditures             $  18.3                 $  28.2                 (35%)
       Less amount capitalized               (2.0)                   (2.8)                (29%)
---------------------------------------------------------------------------------------------------
       Net R&D expenses                   $  16.3                 $  25.4                 (36%)
===================================================================================================

Operating loss in the first six months of 2000 was $15.5 million compared to an operating loss of $15.7 million recorded in the first six months of 1999. The reason for the slight improvement was attributable to a 40.9% total revenue decrease which was more than offset by a 37.7% decrease of total cost & expenses.

Non-operating expenses, which primarily represents interest expense and amortization of financing fees, were $11.7 million and $6.6 million in the second quarter of 2000 and 1999, respectively. The increase is primarily due to interest expense and amortization of financing fees related to borrowings under a loan and security agreement entered into in August 1999. The non-operating provision for write down of assets held for sale of $32.0 million consists of the write-down of cost in excess of net assets and capitalized software costs (see Note 6 of Notes to the Condensed Consolidated Financial Statements).

The gain on sale of investment of $2.8 million in the first six months of 1999 resulted from the sale of the Company's 25% ownership of CS Controlling Software Systeme. The cash proceeds were $3.8 million.


The $32.4 million reflects a full valuation allowance of the net deferred tax asset and the write-off of certain other tax-related assets (see Note 6 of Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash and equivalents at April 30, 2000 totaled $10.4 million, a decrease of $14.2 million when compared to October 31, 1999 cash and equivalents of $24.6 million. The decrease was primarily due to operating losses, partially offset by borrowings under an amended loan and security agreement with Foothill Capital which provided additional funds of $5.0 million (see Note 3 in Notes to Consolidated Financial Statements).

Operating cash flows. During the six months ended, April 30, 2000, the Company used $16.9 million for operating activities. The decrease in cash was due to the net loss adjusted for non-cash charges of $22.4 million, an increase in accrued commissions and royalties of $.4 million, a decrease in accounts payable and other accrued liabilities of $1.4 million and a decrease in accrued compensation and related benefits of $5.2 million offset by a decrease in accounts receivable of $12.3 million.

Investing cash flows. Investing activities decreased cash by $1.9 million in the first six months of 2000 due to the capitalization of software development costs.

Financing cash flows. Financing activities generated cash of $4.9 million in the first six months of 2000. The cash increase was primarily due to net proceeds of $5.0 million borrowed under an amended loan and security agreement with Foothill Capital.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the Company's market risk during the six month period ended April 30, 2000. For additional information refer to Item 7A in the Company's Annual Report on Form 10-K for the fiscal year ended
October 31, 1999.

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

The Company filed a motion to dismiss in the federal action, arguing that the claims in federal court had already been settled in state court and were barred by the doctrine of res judicata. On March 8, 2000, the federal court ruled that the claims of a significant portion of the class plaintiffs were barred by the doctrine of res judicata, but that the claims of the remaining portion of the class plaintiffs were not barred. The Company continues to defend itself against the claims of the remaining class plaintiffs.

Item 2.   Changes in Securities

          (a)  N/A

          (b)  N/A

          (c) 309 shares of Series A Preferred Stock were issued on March 14, 2000 in lieu of a $309,000 cash dividend payable on February 29, 2000. The issuance of these shares was exempt from registration under Section 4 (2) of the Securities Act because the securities were offered only to H&Q SSA Investors, L.P. Each share of Series A Preferred Stock is convertible into 20.1 shares of the Company's Common Stock.

          (d)  N/A

Item 3.   Defaults Upon Senior Securities                               None

Item 4.   Submission of Matters to a Vote of Security Holders           None

Item 5.   Other Information                                             None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  No exhibits are required to be filed with this report.

          (b) The Company filed a report on Form 8-K on April 3, 2000, containing the following items as exhibits: Third Amendment dated as of March 31, 2000, to the Loan and Security Agreement dated as of August 11, 1999 by and among System Software Associates, SSA-Acclaim Limited, SSA Softwright Limited, SSA Canada Corporation and Foothill Capital Corporation, as amended by the First Amendment dated as of December 22, 1999 and the Second Amendment dated as of January 28, 2000.

               The Company filed a report on Form 8-K on April 10, 2000, containing the following items as exhibits: Press Release of the Registrant dated April 7, 2000; Letter of Intent between the Registrant and Gores Technology Group dated April 6, 2000.

                                Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date     March 14, 2000
         --------------

                                       System Software Associates, Inc.

                                        /s/  Robert R. Carpenter
                                        ---------------------------------
                                        Robert R. Carpenter
                                        Chief Executive Officer and
                                        President


                                        /s/  Joseph J. Skadra
                                        -----------------------------
                                        Joseph J. Skadra
                                        VP Finance and Controller