Form 10-Q/A
period 2000-04-30
SYSTEM SOFTWARE ASSOCIATES INC
filed 2000-06-14
CIK 808207

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

                       SYSTEM SOFTWARE ASSOCIATES, INC.

                                     INDEX



                                                                                      Page
                                                                                       No.
Part I          Financial information

                Consolidated Balance Sheets -                                          3-4
                   April 30, 2000 and October 31, 1999

                Consolidated Statements of Operations -                                 5
                   three and six months ended April 30, 2000 and 1999

                Consolidated Statements of Comprehensive Income -                       6
                   three and six months ended April 30, 2000 and 1999

                Consolidated Statements of Cash Flows -                                 7
                   six months ended April 30, 2000 and 1999

                Notes to Condensed Consolidated Financial Statements                  8 - 13

                Management's Discussion and Analysis of Financial Condition          13 - 17
                   and Results of Operations

                Quantitative and Qualitative Disclosures about Market Risk             17

Part II         Other information                                                      18

Signature Page                                                                         19

Part I - Financial Information
Item I - Financial Statements




                        SYSTEM SOFTWARE ASSOCIATES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (in millions)

                                                                                      April 30,                 October 31,
                                                                                        2000                       1999
                                                                                     -----------                -----------
CURRENT ASSETS:
      Cash and equivalents                                                                $10.4                       $24.6
      Accounts receivable, less allowance for doubtful accounts of $7.8 and $7.8           81.7                        99.1
      Deferred income taxes                                                                   -                         4.4
      Prepaid expenses                                                                     17.2                        18.0
      Other current assets                                                                  5.8                         6.8
                                                                                     ----------                 -----------
            Total current assets                                                          115.1                       152.9
                                                                                     ----------                 -----------

PROPERTY and EQUIPMENT:
      Data processing equipment                                                            38.2                        39.5
      Furniture and office equipment                                                       13.7                        14.6
      Leasehold improvements                                                                7.0                         7.2
      Transportation equipment                                                              1.7                         1.8
                                                                                     ----------                 -----------
                                                                                           60.6                        63.1
      Less - Accumulated depreciation and amortization                                     51.3                        51.0
                                                                                     ----------                 -----------
            Total property and equipment                                                    9.3                        12.1
                                                                                     ----------                 -----------

OTHER ASSETS:
      Software costs, less accumulated amortization of $ -0- and $56.5                      1.7                        30.6
      Cost in excess of net assets of acquired businesses,
            less accumulated amortization of $ -0- and $8.9                                   -                         8.1
      Deferred income taxes                                                                   -                        17.6
      Miscellaneous                                                                           -                         8.7
                                                                                     ----------                 -----------
            Total other assets                                                              1.7                        65.0
                                                                                     ----------                 -----------
TOTAL ASSETS                                                                             $126.1                      $230.0
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
                                                           ========          =========           ========          ========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                       SYSTEM SOFTWARE ASSOCIATES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in millions)


                                                                                      Six Months Ended
                                                                                          April 30,
                                                                                   ------------------------
                                                                                      2000          1999
                                                                                   ----------    ----------
Cash Flows From Operating Activities:
    Net income (loss)                                                              $    (91.6)   $    (12.5)
    Adjustments to reconcile net income (loss) to net cash
         used in operating activities:
    Write-down of assets held for sale                                                   32.0             -
    Depreciation of property and equipment                                                2.6           3.8
    Amortization of other assets                                                          7.2           9.1
    Gain on sale of investment                                                              -          (2.8)
    Deferred tax valuation allowance and write-off of other tax assets                   32.4             -
    Deferred income taxes                                                                (0.2)         (8.2)
    Deferred revenue                                                                     (5.8)        (12.6)
    Interest and fee payments on short-term debt paid-in-kind                             1.0             -
    Changes in operating assets and liabilities:
         Accounts receivable                                                             12.3          18.3
         Prepaid expenses                                                                 0.1           0.1
         Other current assets                                                             0.9          (0.9)
         Miscellaneous assets                                                            (1.6)            -
         Accrued commissions and royalties                                                0.4          (1.6)
         Accounts payable and other accrued liabilities                                  (1.4)         (8.6)
         Accrued compensation and related benefits                                       (5.2)         (3.9)
                                                                                   ----------    ----------
              Net cash used in operating activities                                     (16.9)        (19.8)
                                                                                   ----------    ----------

Cash Flows From Investing Activities:
    (Sales) Purchases of property and equipment, net                                      0.1          (0.1)
    Software costs                                                                       (2.0)         (2.8)
    Proceeds from sale of investment                                                        -           3.8
                                                                                   ----------    ----------
         Net cash provided by (used in) investing activities                             (1.9)          0.9
                                                                                   ----------    ----------

Cash Flows From Financing Activities:
    Proceeds from short-term debt                                                         6.0             -
    Principal payments under short-term debt                                             (0.4)            -
    Principal payments under other financing obligations                                 (0.7)         (1.0)
    Proceeds from stock option and stock purchase plans                                     -           0.9
    Dividends paid                                                                          -          (0.6)
                                                                                   ----------    ----------
         Net cash provided by (used in) financing activities                              4.9          (0.7)
                                                                                   ----------    ----------

Effect of exchange rate changes on cash                                                  (0.3)         (0.7)
                                                                                   ----------    ----------
         Net decrease in cash and equivalents                                           (14.2)        (20.3)

Cash and equivalents:
         Beginning of year                                                               24.6          52.4
                                                                                   ----------    ----------
         End of period                                                             $     10.4    $     32.1
                                                                                   ==========    ==========

Non-cash investing and financing activities:
    Leases capitalized                                                             $      0.2    $      0.7
    Stock dividends paid on preferred stock                                        $      0.6    $        -

Cash paid during the period for:
    Interest                                                                       $      2.3    $      5.0
    Income taxes                                                                   $      1.6    $      3.1

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

--------------------------------------------------------------------------------
              Restructuring
                 Balance          Costs Incurred                      Balance
              at October 31,    Non-          Cash                  at April 30,
                  1999          Cash        Payments   Adjustments      2000
--------------------------------------------------------------------------------
                                 (in millions)
Office space     $  2.5        $    -         $  0.9      $  (0.8)      $  0.8
Warranty            2.6           0.5            0.8          0.8          2.1
--------------------------------------------------------------------------------
                 $  5.1        $  0.5         $  1.7      $     -       $  2.9
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

The Company received proceeds of $32.0 million from Term Loans A, B, C, and D. The proceeds were used to retire the Company's line of credit and to provide working capital for general corporate purposes. A $1.0 million Term Loan D fee was paid at the closing of the first amendment, and a $0.3 million waiver fee was added to the outstanding principal upon execution of the second amendment. A facility usage fee of 0.5% per month, which is added to the outstanding principal, is charged on Term Loans A, B, and C as of the first amendment date. At April 30, 2000, $32.2 million was outstanding.

Outstanding principal under Term Loan A (originally $15.0 million) was repaid monthly beginning October 1, 1999 until the first amendment date. The rate of interest charged on Term Loan A is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company. This option is no longer available to the Company after May 3, 2000.

The rate of interest charged on Term Loans B, C, and D is 15.0% per annum, a portion of which may be added to the outstanding principal at the option of the Company. This option is no longer available to the Company after May 3, 2000. A maturity fee of $0.9 million is due at maturity. Other fees that apply to the agreement include an unused line fee and a float fee based on collections. A servicing fee is applicable effective May 3, 2000.

The Company's bankruptcy filing on May 3, 2000 (see Note 6) resulted in an event of default under the loan agreement and the Company is no longer entitled to borrow under the $30.0 million revolving maximum loan.

On May 3, 2000, the Company entered into a Senior Secured Super-Priority Debtor-In-Possession Loan and Security Agreement (the "DIP Loan Agreement") with Foothill Capital Corporation and its other senior secured lenders. The DIP Loan Agreement provides the Company with up to $5.0 million of new funding for operations subject to approval of an acceptable budget by the Company's senior secured lenders. The original maturity date was May 26, 2000 and has been subsequently extended to June 16, 2000. Extension of the DIP Facility beyond June 16, 2000 is subject to, among other things, approval by the Company's senior secured lenders. The DIP Loan Agreement contains financial covenants including management of receipts and disbursements and minimum revenues to the DIP budget. A commitment fee of $0.4 million was paid at the closing and another $0.4 million is payable at the termination of the DIP Loan Agreement.

All loan agreements described above are secured by a first priority interest in substantially all of the Company's assets, including, but not limited to accounts receivable, general intangibles, and fixed assets.

Note 4 --  Redeemable Series A Preferred Stock

The Company's Series A Preferred Stock Agreement provides for a cash dividend payment of approximately $0.3 million per quarter. The Company and the Series A Preferred Stock holder agreed that the dividend due on February 29, 2000 would be paid in additional shares of Series A Preferred Stock. Payment of the May 31, 2000 dividend was not required to be paid due to the Company's bankruptcy filing (see Note 6).

The Company is not required to maintain compliance with the covenants under the preferred stockholder agreement subsequent to the bankruptcy filing date.

Note 5 --  Business Segments

The Company has identified license fees and client services as its reportable operating segments. The Company does not identify or allocate depreciation expense, interest income and expense, or taxes to operating segments. The Other segment column includes corporate and regional expenses which are not allocated to the reportable segments. Information on reportable segments for the quarters ended April 30, 2000 and 1999 follow:

                                              License            Client
                                                Fees            Services            Other             Total
                                              -------           --------           -------           -------
                                                                       (in millions)
Three Months Ended April 30, 2000
      Revenues                                $  23.5           $   28.6           $     -           $  52.1
      Cost of license fees                        6.7                  -                 -               6.7
      Cost of client services and other             -               17.6                 -              17.6
      Sales and marketing                         0.7                0.4              10.4              11.5
      Research and development                      -                  -               8.3               8.3
      General and administrative                    -                  -              14.3              14.3
      Operating income (loss)                    16.1               10.6             (33.0)             (6.3)
      Accounts receivable, net                   43.7               37.4               0.6              81.7

Three Months Ended April 30, 1999
      Revenues                                $  28.3           $   58.4           $     -           $  86.7
      Cost of license fees                       13.0                  -                 -              13.0
      Cost of client services and other             -               33.5                 -              33.5
      Sales and marketing                         1.9                  -              14.9              16.8
      Research and development                      -                  -              12.7              12.7
      General and administrative                    -                  -              19.3              19.3
      Operating income (loss)                    13.4               24.9             (46.9)             (8.6)
      Accounts receivable, net                   63.8               58.3               0.8             122.9

                                              License            Client
                                                Fees            Services            Other            Total
                                              -------           --------           -------          -------
                                                                       (in millions)

Six Months Ended April 30, 2000
      Revenues                                $  43.2           $   61.0           $    -           $ 104.2
      Cost of license fees                       13.9                  -                -              13.9
      Cost of client services and other             -               39.1                -              39.1
      Sales and marketing                         1.5                0.9             20.6              23.0
      Research and development                      -                  -             16.3              16.3
      General and administrative                    -                  -             27.4              27.4
      Operating income (loss)                    27.8               21.0            (64.3)            (15.5)
      Accounts receivable, net                   43.7               37.4              0.6              81.7

Six Months Ended April 30, 1999
      Revenues                                $  59.9           $  116.5           $    -           $ 176.4
      Cost of license fees                       26.1                  -                -              26.1
      Cost of client services and other             -               68.6                -              68.6
      Sales and marketing                         4.1                  -             29.7              33.8
      Research and development                      -                  -             25.4              25.4
      General and administrative                    -                  -             38.2              38.2
      Operating income (loss)                    29.7               47.9            (93.3)            (15.7)
      Accounts receivable, net                   63.8               58.3              0.8             122.9

Note 6 -- Bankruptcy Filing and Asset Purchase Agreement

On May 3, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware.

Also on May 3, 2000, the Company reached agreement with its senior secured lenders on the terms of a debtor-in-possession loan facility. The debtor-in-possession facility provides the Company with up to $5 million of new funding for operations subject to approval of an acceptable budget by the Company's senior secured lenders.

Also on May 3, 2000, the Company entered into a definitive Asset Purchase Agreement with Gores Technology Group ("Gores") providing for the sale by the Company of substantially all of its assets to a newly-formed subsidiary of Gores for cash and 25% of the common stock of the newly-formed subsidiary. Completion of the Gores transaction is subject to bankruptcy court approval, among other things. If the Gores transaction is completed, the Company expects all of the cash received upon closing of the sale will be used to pay the senior secured lenders and administrative claims in bankruptcy, leaving 25% of the common stock of the newly-formed subsidiary available for claims of unsecured creditors of the Company in bankruptcy. The Company does not expect the bankruptcy proceeding to result in any distribution to holders of its equity securities.

As a result of the proposed Gores transaction, the Company has established a full valuation allowance for its net deferred tax asset, written off certain other tax-related assets that it no longer expects to recover, and written down assets held for sale. The write-down of assets held for sale of $32.0 million during the period ended April 30, 2000 consists of the write-off of cost in excess of net assets acquired of $7.3 million and a write-down of capitalized software costs of $24.7 million.

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

The Company did not record a tax benefit for the second quarter 2000 loss. The $32.4 million provision for income taxes reflects a full valuation allowance of the net deferred tax asset and the write-off of certain other tax-related assets (see Note 6 of Notes to the Condensed Consolidated Financial Statements). The tax benefit rate was approximately 36% in the second quarter of 1999.

               Comparison of the Six Months Ended April 30, 2000
                    to the Six Months Ended April 30, 1999
                    --------------------------------------

The principle variations for the six months ended April 30, 2000, when supplemented with the following comments, are relatively consistent with the discussion of the second quarter results.

Total revenues decreased 40.9% to $104.2 million for the first six months of 2000 when compared to total revenues of $176.4 million recorded during the first six months of 1999. The revenue decrease was attributable to a decline in license fees revenues of 27.9%, and a decrease in client services revenues of 47.6%.

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
===================================================================================================

Operating loss in the first six months of 2000 was $15.5 million compared to an operating loss of $15.7 million recorded in the first six months of 1999. The decline in total revenues of $72.2 million was offset by a $72.4 million reduction in costs and expenses, including a $30.7 million reduction in sales and marketing, research and development and general and administrative expenses.

Non-operating expenses, which primarily represents interest expense and amortization of financing fees, were $11.7 million and $6.6 million in the six months ended April 30, 2000 and 1999, respectively. The increase is primarily due to interest expense and amortization of financing fees related to borrowings under a loan and security agreement entered into in August 1999. The non-operating provision for write down of assets held for sale of $32.0 million consists of the write-down of cost in excess of net assets and capitalized software costs (see Note 6 of Notes to the Condensed Consolidated Financial Statements).

The gain on sale of investment of $2.8 million in the first six months of 1999 resulted from the sale of the Company's 25% ownership of CS Controlling Software Systeme. The cash proceeds were $3.8 million.


The $32.4 million provision for income taxes reflects a full valuation allowance of the net deferred tax asset and the write-off of certain other tax-related assets (see Note 6 of Notes to the Condensed Consolidated Financial Statements).

Liquidity and Capital Resources

Cash and equivalents at April 30, 2000 totaled $10.4 million, a decrease of $14.2 million when compared to October 31, 1999 cash and equivalents of $24.6 million. The decrease was primarily due to operating losses, partially offset by borrowings under an amended loan and security agreement with Foothill Capital which provided net proceeds of $5.0 million in December 1999 (see Note 3 in Notes to Consolidated Financial Statements).

Operating cash flows. During the six months ended, April 30, 2000, the Company used $16.9 million for operating activities. The decrease in cash was due to the net loss (adjusted for non-cash charges) of $22.4 million, an increase in accrued commissions and royalties of $.4 million, a decrease in accounts payable and other accrued liabilities of $1.4 million and a decrease in accrued compensation and related benefits of $5.2 million offset by a decrease in accounts receivable of $12.3 million.

Investing cash flows. Investing activities decreased cash by $1.9 million in the first six months of 2000 due to the capitalization of software development costs.

Financing cash flows. Financing activities generated cash of $4.9 million in the first six months of 2000. The cash increase was primarily due to net proceeds of $5.0 million borrowed under an amended loan and security agreement with Foothill Capital in December 1999.

Outlook

On May 3, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code and entered into a Senior Secured Super-Priority Debtor-In-Possession Loan and Security Agreement (the "DIP Loan Agreement") with Foothill Capital Corporation and its other senior secured lenders. The DIP Loan Agreement provides the Company with up to $5.0 million of new funding for operations subject to approval of an acceptable budget by the Company's senior secured lenders. The original maturity date of the DIP Loan Agreement was May 26, 2000. The maturity date has subsequently been extended to June 16, 2000.

Also on May 3, 2000, the Company entered into an Asset Purchase Agreement with Gores Technology Group ("Gores") and its wholly-owned subsidiary, SSA Acquisition Corporation ("Newco"). The Asset Purchase Agreement provides for the sale of substantially all of the assets of the Company to Newco in exchange for
(i) a cash payment calculated under a formula described below and (ii) 25% of the common stock of Newco. The actual cash consideration to be paid by Newco will be equal to (A) the amount necessary to retire the Company's pre-bankruptcy indebtedness to its senior secured lenders (approximately $33,767,000) plus (B) up to $4,000,000 to cure defaults under leases and contracts to be assumed by Newco plus (C) the amount necessary to pay all amounts borrowed under the DIP Loan Agreement, plus related fees and expenses, plus (D) $2,000,000, to be retained by the Company after the sale. Since May 3, the Company has funded its operations from a combination of existing cash balances, cash receipts and drawings under the DIP Loan Agreement. However, funding under the DIP Loan Agreement beyond June 16 is subject to the approval of the Company's senior secured lenders.

Completion of the sale to Newco remains subject to a number of conditions, including bankruptcy court approval. A bankruptcy court hearing on the proposed sale is currently scheduled for June 16, 2000. Accordingly, there can be no assurance that the sale to Newco will be completed.

There also can be no assurance that the Company will be able to continue to funds its operations pending a sale or otherwise, or that the bankruptcy proceeding will not have a material adverse effect on the business, financial condition or results of operations of the Company.

The Company does not expect the bankruptcy proceeding to result in any distribution to holders of its equity securities.

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

The Company has been the subject of an ongoing private investigation being conducted by the Securities and Exchange Commission ("the Commission"). This investigation began in October 1995, and primarily relates to revenue recognition issues. The Staff of the Enforcement Division has advised the Company that it has tentatively concluded that in 1994 through 1997 the Company improperly recognized revenue on software contracts for UNIX based software products, and in 1995 and 1996, the Company improperly recognized revenue on software reseller contracts, and in so doing violated Securities Exchange Act of 1934 Section 10(b), Securities Act of 1933 Section 17(a), and other provisions of the federal securities laws. The Staff of the Enforcement Division has also advised the Company that the Commission has authorized the filing of a civil enforcement action against the Company based on the grounds discussed above. The Company believes that the Commission will seek injunctive relief in the civil enforcement action against the Company. Although the Company believes there are meritorious defenses in connection with these issues, the Company, at this time, is unable to predict the outcome of the investigation or, in the event the Commission brings a proceeding, the likely outcome or consequences to the Company of the proceeding. There can be no assurance that any actions taken by the Commission may not have a material adverse effect on the business, financial condition or results of operations of the Company.


On May 3, 2000, the Company filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, Case No. 00-1852 (RRM). The Chapter 11 proceeding is intended to, among other things, allow the Company to complete the sale of its assets in an expeditious manner pursuant to Section 363 of the Bankruptcy Code. On May 11, 2000, the Bankruptcy Court approved, among other things, procedures for the solicitation of bids for the sale of the Company's assets that provided that all bids must be submitted by May 31. With the exception of the Gores transaction, no other qualified bids have been received. A Bankruptcy Court hearing on the sale of the Company's assets is scheduled for June 16, 2000.

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

          (d)  N/A

Item 3.   Defaults Upon Senior Securities

The Company did not make the $4.83 million interest payment due on March 15, 2000 on its Senior Subordinated Notes and did not cure the default within the applicable 30-day grace period. The total principal amount of the Senior Subordinated Notes is $138.0 million and the total amount owing under the Senior Subordinated Notes of the date of this report is approximately $145.2 million.

Item 4.   Submission of Matters to a Vote of Security Holders           None

Item 5.   Other Information                                             None

Item 6.   Exhibits and Reports on Form 8-K

          (a) The exhibits filed or incorporated by reference as part of this report are listed in the accompanying Index to Exhibits. The Company will furnish a copy of any exhibit listed to requesting stockholders upon payment of the Company's reasonable expenses in furnishing those materials.

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

Date     June 14, 2000
         --------------

                                       System Software Associates, Inc.

                                        /s/  Robert R. Carpenter
                                        ---------------------------------
                                        Robert R. Carpenter
                                        Chief Executive Officer and
                                        Chairman of the Board of Directors
                                        (Principal Executive Officer)


                                        /s/  Joseph J. Skadra
                                        -----------------------------
                                        Joseph J. Skadra
                                        VP Finance and Controller
                                        (Principal Financial and Accounting
                                        Officer)

                               INDEX TO EXHIBIT

Exhibit No.                        Description                             Page
-----------                        -----------                             ----

    2.1        Asset Purchase Agreement dated as of May 3, 2000
               by and among the Registrant Gores Technology Group
               and SSA Acquisition Corporation, together with
               Schedules 1.01(a), 1.01(b), 1.02 and 1.04 thereto.          (1)

    10.1 $5,000,000 Senior Secured Super-Priority Debtor-In-Possession Loan and Security Agreement (the "DIP Loan Agreement") by and among the Registrant, the financial distributions identified therein, as lenders, and Foothill Capital Corporation, as Agent

____________

(1) Incorporated by reference from the Registrant's Current Report on Form 8-K filed May 18, 2000.